Form 10-K
period 1997-05-31
GREAT PLAINS SOFTWARE INC
filed 1997-08-21
CIK 758540

                                 UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
/X/             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended May 31, 1997

                                        OR

/ /           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to ____________

                            Commission File Number
                                    0-22703

                          GREAT PLAINS SOFTWARE, INC.
            (Exact name of registrant as specified in its charter)

         MINNESOTA                               45-0374871
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)

1701 S.W. 38TH STREET, FARGO, NORTH DAKOTA               58103
 (Address of principal executive offices)              (Zip Code)

                                (701) 281-0550
             (Registrant's telephone number, including area code)

       Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days.   Yes      No  X
                                                     ---     ---

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of Common Stock, par value $.01 per share, held by non-affiliates of the registrant as of August 11, 1997 was approximately $157,916,525 (based on the last sale price of such stock as quoted on the Nasdaq National Market ($25.00) on such date).

    As of August 11, 1997, the number of shares outstanding of the registrant's Common Stock, par value $.01 per share, was 13,402,842.

                    DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's Proxy Statement dated August 20, 1997 for the 1997 Annual Meeting of Shareholders are incorporated by reference into
Part III of this Annual Report on Form 10-K (the "Form 10-K Report").

                                    PART I

ITEM 1.  BUSINESS

GENERAL

    Great Plains Software, Inc. (the "Company") is a leading provider of Microsoft Windows NT client/server financial management software for mid-sized businesses. The Company's award-winning products and services automate essential accounting functions and enhance the strategic value of financial information. The Company's products and services are sold and implemented exclusively by its extensive network of independent sales and support organizations throughout the United States, Canada and select international markets.

    The Company's client/server product lines, Dynamics C/S+ and Dynamics, consist of a suite of financial and distribution applications, such as general ledger, accounts receivable, accounts payable, payroll and sales order and purchase order processing, and a suite of development and customization tools. The Company's client/server products are designed to meet the broad spectrum of financial management needs of the corporate market or midmarket (the "Midmarket"), which generally consists of mid-sized businesses with $1 million to $250 million in revenues and 10 to 2,500 employees.

    In order to meet the needs of the Midmarket, the Company designs, develops, markets, sells and supports client/server products that are cost-effective, scalable and easy to customize and use. The Company's client/server products are optimized for Microsoft technologies, most notably Windows NT, Windows 95 and SQL Server, which are increasingly becoming the standard in the Midmarket. Moreover, by utilizing emerging Internet technologies, the Company's financial management systems provide employees throughout a business with quick, cost-effective and security-enhanced access to information, and facilitate order placement and sharing of business information with key customers and suppliers.

    The Company has made a significant investment in building an experienced, knowledgeable and highly motivated domestic and international service and distribution network, which consists of value added resellers (VARs), systems integrators, Big Six and other accounting firms, independent software vendors
(ISVs) and specialized software consultants (together, the "Partners"). Through its Partner network, the Company provides customers with trained and knowledgeable software professionals who are available locally to implement its systems as well as provide ongoing service and support. Most of the Partners customize the Company's systems to fit individual business needs, and some Partners develop software applications that integrate with and extend the functionality of the Company's products to meet the requirements of specific industries.

    The Company believes that prompt and effective service and technical support are essential elements of a complete financial management software solution and dedicates significant resources to delivering timely, reliable and cost-effective service to its customers and Partners. The Company has received numerous industry awards for its customer and Partner service.

    The Company was founded in 1981 and was incorporated as a Minnesota corporation in 1983.

INDUSTRY BACKGROUND

    In recent years, businesses of all sizes have been subjected to heightened competitive pressures and rapidly changing market conditions. These pressures and conditions have challenged businesses to increase the speed with which they make decisions, establish closer relationships with customers and suppliers, raise the productivity of employees throughout the business and reduce costs. Many mid-sized and larger businesses are meeting these challenges by leveraging the increased functionality, flexibility and access to information offered by financial management systems based on client/server technologies.

    In the past, information technology architectures, particularly the centralization of information on mainframe systems and minicomputers, prevented businesses from using their financial management systems for purposes other than maintaining financial records and processing accounting transactions. These systems were based on a centralized processing and reporting model which was inflexible and did not allow effective integration with other systems or ready access to information.

    With the advent of client/server technologies, however, businesses are better able to use information from their financial management systems to respond to rapidly changing market conditions. The acceptance of client/server systems has been driven by their ability to combine the ease of use and data accessibility of personal computers with the high-volume processing and data storage capabilities of minicomputer and mainframe systems. Client/server-based financial management systems offer real-time information access and distributed processing which enable businesses to increase the speed of decision making and enhance employee productivity. When integrated with Internet technologies, client/server systems provide employees throughout the business and key customers and suppliers with access to critical information.

    Businesses employing client/server financial management systems can generally be grouped into two market segments: (i) the Midmarket and (ii) the enterprise or high-end market (the "Enterprise Market"). The Midmarket generally consists of businesses with $1 million to $250 million in revenues and 10 to 2,500 employees. In contrast, the Enterprise Market generally consists of companies with revenues in excess of $250 million and more than 2,500 employees. Although many Midmarket businesses have formal information technology (IT) departments, Midmarket companies typically have fewer IT resources than Enterprise Market companies. In addition, whereas Midmarket businesses have historically employed financial management systems based on local area network (LAN) technologies, minicomputers and mainframes, Enterprise Market companies have principally used mainframe financial management systems.

    Businesses in the Enterprise Market were the first to adopt client/server architecture as the standard for new implementations of financial management systems. More recently, businesses in the Midmarket have also begun to demand financial management systems based on client/server technology. However, client/server financial management systems designed for the Enterprise Market have not been widely implemented by Midmarket businesses because they are generally too complex and take too long and cost too much to implement. Furthermore, the implementation of client/server financial management systems designed for the Enterprise Market often requires significant business process re-engineering that is overly burdensome for Midmarket businesses, especially smaller Midmarket businesses.

MIDMARKET FINANCIAL MANAGEMENT SYSTEM NEEDS

    Midmarket businesses have a number of key business requirements that are different from those of Enterprise Market businesses. The Company believes that Midmarket businesses require a client/server financial management system that is cost-effective, designed for Microsoft technologies, easy to customize and use and scalable.

    Midmarket businesses generally have fewer IT resources than businesses in the Enterprise Market. As a result, these businesses require cost-effective software solutions from vendors that can provide a substantial amount of assistance during the software system selection and implementation process as well as ongoing local support and service. These businesses also require systems that can be rapidly implemented and are easy to learn, use and modify.

    In order to ensure ongoing compatibility, supportability and ease of maintenance, many Midmarket businesses are standardizing on Microsoft technologies, most notably Windows NT, Windows 95 and SQL Server. Many Midmarket businesses are requesting a financial management system that takes full advantage of Microsoft technologies. Systems that are 32-bit and native to Windows currently offer the optimal Microsoft-standard solution.

    Many Midmarket businesses experience rapid growth and have evolving business models. These businesses require financial management systems that can be customized quickly and cost-effectively to accommodate the constantly changing nature of their business systems and procedures. The Company believes that financial management systems must allow Midmarket businesses to easily modify windows, to integrate third-party solutions and to quickly write and seamlessly integrate custom applications.

    Finally, Midmarket companies require financial management systems that can be scaled up as their businesses grow. This requirement is best met by products that offer broad functionality and scalable processing capabilities, and that have an open and flexible architecture that can easily incorporate additional technologies, including Internet technologies which can extend the availability of information from the financial management system to employees across the business and to key customers and suppliers.

THE GREAT PLAINS SOFTWARE SOLUTION

    The Company designs, develops, markets, sells and supports its client/server financial management products based on the following principles:

    OPTIMIZE PRODUCTS FOR LEADING TECHNOLOGIES. The Company has consistently focused on identifying leading technologies and integrating them into its products. In particular, the Company's products are designed for Microsoft technologies, including Windows NT, Windows 95, SQL Server, Internet Explorer, Internet Information Server, Visual Basic, Visual Basic for Applications and C++. The Company's products can also be integrated with technologies from other leading suppliers, such as Netscape, Citrix Systems, IBM and Novell.

    LEVERAGE PARTNER NETWORK. The Company has made a significant investment in building an experienced and knowledgeable Partner network, which consists of VARs, systems integrators, Big Six and other accounting firms, ISVs and specialized software consultants. The Company's products are sold and implemented exclusively through its extensive network of Partners. The Company believes that its Partners have a significant influence over product choices by customers, and that the Company's relationships with its Partners are essential to the Company's success. Through its Partner network, the Company is able to provide customers with trained and knowledgeable software professionals who are available locally to implement its systems as well as provide ongoing service and technical support. Many of the Partners customize the Company's products to fit individual business needs and develop software applications that integrate with and extend the functionality of the Company's products.

    PROVIDE AWARD-WINNING SERVICE AND TECHNICAL SUPPORT. The Company believes that prompt and effective service and technical support are essential elements of a complete financial management software solution, and dedicates significant resources to delivering timely, reliable and cost-effective service to its customers and Partners. The Company has received numerous industry awards for its customer and Partner service, including the 1996 Positive Performer Grand National Award for excellence in customer service from Inc. magazine and MCI Communications.

    MEET BROAD SPECTRUM OF MIDMARKET NEEDS. The Company's client/server product lines, Dynamics C/S+ and Dynamics, are designed to meet the broad spectrum of financial management needs of the Midmarket. Dynamics C/S+ is designed for businesses in the Midmarket that have high volume processing requirements, complex financial management needs and formal IT departments. Dynamics is designed for Midmarket businesses that need a Windows client/server solution that is cost-effective and flexible, but does not require IT personnel dedicated to database administration. The Company's customers can upgrade from Dynamics to Dynamics C/S+ as their businesses grow and financial management software needs evolve.

    ENABLE RAPID IMPLEMENTATION, EASE OF USE AND CUSTOMIZATION. The Company has designed its software for rapid implementation. The Company's products, which are based on the Windows-interface standard, are easy to learn and use. The Company also offers a suite of tools that allow its customers and Partners to easily modify and create windows and reports, to integrate third-party solutions and to quickly write and seamlessly integrate custom applications. In addition, customers and Partners can accomplish similar customization using industry-standard, third-party tools, such as Microsoft Visual Basic and Visual Basic for Applications, Crystal Reports and FRx financial report writer.

    IMPROVE INFORMATION ACCESS. The architecture and design of the Company's client/server products allow customers to quickly and easily access real-time information. Instead of having to print and analyze reports to locate data, customers can use the extensive "drill down" capabilities of the products to gain online access to information contained throughout the financial management system. In addition, customers can easily transfer information from the Company's client/server products to desktop applications, such as Microsoft Word and Excel, for analysis and dissemination.

    INTEGRATE AND LEVERAGE INTERNET TECHNOLOGIES. The Company's products employ Internet technologies to facilitate financial reporting, analysis and communication both within an organization and with its customers and suppliers. In addition, Dynamics.Order, one of the Company's electronic commerce solutions, allows customers of Midmarket businesses to place and track orders over the Internet. The Company believes that enabling easy, cost-effective and security-enhanced communication and information sharing among employees as well as facilitating order placement with customers are important elements of a Midmarket financial management system.

STRATEGY

    The Company's strategy is to extend its position as a leading provider of Microsoft Windows NT client/server financial management systems to the Midmarket. The following are the key elements of the Company's strategy:

    EXTEND TECHNOLOGY LEADERSHIP. The Company has a strong record of technical innovation and leadership and intends to continue to invest in the development of new technologies and products. The Company's client/server product lines, Dynamics C/S+ and Dynamics, were among the first financial management systems in the Midmarket to receive Microsoft Windows 95 (Dynamics C/S+ and Dynamics) and Microsoft BackOffice (Dynamics C/S+) logo compliance (recognition from Microsoft that they meet the development criteria for Windows 95 as well as Microsoft BackOffice technologies, including Windows NT and SQL Server). In addition, the Company's client/server products have received industry awards, including an Editors' Choice Award from PC Magazine and a Reviewers' Choice Award from Personal Computing Magazine in the United Kingdom. The Company believes that its client/server architecture is well-suited for the ongoing integration of new technologies. The Company maintains a research team dedicated to assessing new and emerging technologies. In addition, the Company intends to maintain its leadership in providing customization capabilities that are essential to businesses in the Midmarket.

    EXPAND AND STRENGTHEN PARTNER NETWORK. The Company believes that its Partner network has been able to penetrate the Midmarket by providing high-quality, cost-effective marketing, sales and service. Through its channel development and recruiting efforts, as well as its training, certification and performance recognition programs, the Company intends to continue to expand and strengthen this network. For example, the Company recently instituted a program, Center for Organizational Excellence (CORE), which offers Partners increased training, service and support to help them develop and expand their businesses. The program also provides product and curricula offerings to colleges and universities designed to increase the number of graduates familiar with the Company's products. The Company also hosts a number of business and technology conferences each year, including "Stampede," an annual three-day Partner conference in Fargo, where the Company is headquartered, that had over 1,000 Partner participants in 1996.

    CONTINUE AWARD-WINNING SERVICE AND TECHNICAL SUPPORT. The Company believes that prompt and effective service and technical support are essential elements of a complete financial management software system and are vital to maintaining customer and Partner satisfaction. The Company has received numerous industry awards for its customer and Partner service, and continues to invest in its support infrastructure. For example, the Company is expanding its existing Internet-based technical support to customers and Partners. The Company believes that its initiatives will further increase the timeliness and effectiveness of its service and technical support.

    SUPPORT DOS-BASED PRODUCTS AND MIGRATE CUSTOMERS TO CLIENT/SERVER. The Company intends to continue to support customers who use its DOS-based product, Great Plains Accounting, and to offer specialized pricing programs and tools to migrate these customers to its client/server products. In addition, the Company has developed and is marketing migration tools for moving customers from competitors' DOS-based accounting systems to its client/server financial management systems.

    EXPAND GLOBAL PRODUCT OFFERING AND INFRASTRUCTURE. The Company currently sells its products through international Partners and subsidiaries located in the United Kingdom and Australasia to markets in the following geographic regions: Western and Eastern Europe, Australasia, Southern Africa, the Middle East and Southeast Asia. The Company's client/server products have been sold in approximately 50 countries. The Company intends to expand its global infrastructure by entering into additional international distribution agreements, acquiring certain existing distributors and pursuing the acquisition of related software products or companies.

    MAINTAIN GREAT PLAINS SOFTWARE VALUES. Great Plains Software is deeply committed to developing and sustaining long-term relationships with its Partners, customers, employees and suppliers. The Company has been built on a Mission Statement and a set of Shared Values that express this commitment. The Company believes that a continued commitment to its Mission Statement and these values results in higher employee, customer and Partner satisfaction.

-------------------------------------------------------------------------------
                   Great Plains Software Mission Statement

    To improve the life and business success of Partners and Customers by providing superior financial management software, services and tools.

                     Great Plains Software Shared Values

    We must:

    1. Foster a close relationship with our Partners and Customers that will result in a better understanding of what they are experiencing;

    2. Encourage innovation, independent action, team spirit and personal growth in all employees;

    3.   Ensure that everything we do reflects exceptional levels of quality;
         and

    4.   Demonstrate high integrity in all business relationships.

-------------------------------------------------------------------------------

TECHNOLOGY

    The Company's products leverage key Microsoft technologies and are based on the following strategies:

    32-BIT OPTIMIZATION FOR WINDOWS NT AND WINDOWS 95. The Company's client/server products are 32-bit applications optimized for Windows NT and Windows 95, and are among the few financial management systems that can be integrated with Visual Basic for Applications, which the Company has licensed from Microsoft. In addition, as 32-bit applications, the Company's client/server products are among the few financial management systems that support Windows NT on both the desktop and the server, which maximizes the performance and fault tolerance capabilities of Windows NT.

    MICROSOFT SQL SERVER OPTIMIZATION. Dynamics C/S+ is optimized for the latest releases of Microsoft SQL Server and includes stored procedures to enhance distributed processing, overall performance and data integrity. The Company's implementation of Microsoft SQL Server and Windows NT also enhances data accessibility and system scalability.

    NATIVE WINDOWS NT AND WINDOWS 95 IMPLEMENTATION. The Company's client/server products are designed to take full advantage of Windows NT and Windows 95 capabilities, unlike "screen scraper" products that have a graphical interface grafted onto DOS-based or legacy software systems. The Company believes that its design philosophy has resulted in products that are easier to use and more intuitive because they adhere closely to the same interface standards as Windows desktop applications. Moreover, as native Windows applications, the Company's client/server products require less memory and enable more efficient multi-tasking than screen-scraper products.

    COMPONENTIZED FUNCTIONALITY. The business rules, or financial logic, of the Company's products have been designed and developed into "logic components." This "componentization" or "object orientation" of the product allows the Company to use software code multiple times within a product and from product to product, increasing the speed with which new applications and product extensions can be developed. The componentized architecture of the Company's products also allows Company and third-party applications to share a common user interface thereby creating a seamless and easy to use environment for customers. Moreover, the Company makes certain components available to ISV Partners, which facilitates their ability to integrate third party applications into the Company's client/server products.

    MULTI-TIER CLIENT/SERVER ARCHITECTURE. The multi-tier client/server architecture of the Company's products enhances the processing flexibility and efficiency of its products by allowing processing to occur on the desktop computer, the application server or the database server. In addition, this architecture enhances scalability and deployment capabilities over wide area networks and the Internet.

    INTERNET INTEGRATION. The Company has deployed and is continuing to develop Internet products to extend the availability of information from financial management systems to employees across the business and key customers and suppliers. The Company's client/server products take advantage of leading Internet technologies, including Microsoft Internet Explorer, Netscape Navigator, Microsoft Internet Information Server, FrontPage, ActiveX and Java.

PRODUCTS

    The Company's client/server product lines, Dynamics C/S+ and Dynamics, consist of a suite of financial and distribution applications and a suite of customization and development tools. The Company also offers a DOS- and Macintosh-based product, Great Plains Accounting.

    DYNAMICS C/S+

    First released in July 1994, Dynamics C/S+ is the Company's client/server financial management system for Midmarket businesses that have high volume processing requirements, complex financial management needs and formal IT departments. These businesses require the distributed processing and increased throughput delivered by Windows NT, Microsoft SQL Server and the multi-tier architecture of the Company's products. Dynamics C/S+ has received several industry awards and was one of the first client/server financial management systems to receive Microsoft Windows 95 and BackOffice logo compliance.

    DYNAMICS

    First released in February 1993, Dynamics is the Company's client/server financial management system for Midmarket businesses that need a Windows client/server solution that is flexible and cost-effective, but does not require IT personnel dedicated to database administration. Dynamics is built on the same foundation as Dynamics C/S+ and leverages leading Microsoft technologies, including Microsoft Windows 95, Windows NT and Visual Basic. Dynamics has received several industry awards and was one of the first client/server financial management applications to receive Windows 95 logo compliance.

    CLIENT/SERVER PRODUCT FUNCTIONALITY

    The Company's client/server product lines, Dynamics C/S+ and Dynamics, consist of a suite of financial and distribution applications and a suite of development and customization tools. These suites, which are offered across both product lines, address similar business needs yet provide features and technologies specifically designed for the distinct requirements of Dynamics C/S+ and Dynamics customers.

    The financial management solution offered with both client/server products automate the critical financial and distribution functions of Midmarket businesses. These applications can be grouped into two categories:

    FINANCIAL APPLICATIONS deliver such essential functionality as general ledger, accounts receivable, accounts payable, invoicing and payroll. In addition, one of the Company's Internet applications, Dynamics.View, provides employees across a business with access to financial information via a Web browser.

    DISTRIBUTION APPLICATIONS provide inventory management, sales order processing and purchase order processing. In addition, Dynamics.Order, the Company's electronic commerce application, allows customers of Midmarket businesses to place and track orders over the Internet.

    The Company's suite of development and customization tools, DynamicTools, allows customers and Partners to customize and extend the functionality of Dynamics C/S+ and Dynamics. Key tools in the DynamicTools suite are Dexterity, Modifier, Visual Basic for Applications, Report Writer, Continuum for Visual Basic and NetTools. Dexterity enables customers and third party developers to create applications that seamlessly integrate with, and have the same look and feel as, the Company's client/server applications. Modifier is used to customize windows and cursor navigation. The Company's implementation of Visual Basic for Applications, under license from Microsoft, allows the Company's client/server products to be integrated with customer-specific or industry-standard applications or easily customized to fit specific customer needs. Report Writer allows for the creation and modification of reports. Continuum for Visual Basic facilitates integration between the Company's client/server products and Microsoft Visual Basic applications through the use of wizards (online instruction guides) and point-and-click operations. NetTools facilitates the integration of the Company's client/server products with leading Internet technologies.

    GREAT PLAINS ACCOUNTING

    The Company's Great Plains Accounting product is available for DOS and Macintosh operating systems in LAN and single user environments. Great Plains Accounting includes a suite of financial applications that provides customers with a broad range of features and functions. The Company's most recent version of Great Plains Accounting, Version 9.0, released in February 1997, is marketed primarily to existing Great Plains Accounting customers. The Company is actively promoting the migration of its Great Plains Accounting customers to its client/server products. The Company's revenues from its Great Plains Accounting product have been declining, and the Company expects that these revenues will continue to decline in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Revenues."

SALES AND MARKETING

    SALES. The Company sells, implements and supports its products exclusively through its Partner network consisting of VARs, specialized software consultants, ISVs, systems integrators and Big Six and other accounting firms. The Company's Partners are independent organizations that perform some or all of the following functions: sales and marketing; systems implementation and integration; software development and customization; and ongoing consulting, training, service and technical support. In many instances, a Partner's primary source of income is derived from selling, implementing and supporting the Company's products.

    The Company believes that its Partners have a significant influence over product choices by customers and that its relationships with its Partners are an essential element in its marketing, sales and implementation efforts. Through its Partner network, the Company is able to provide customers with trained and knowledgeable software professionals who are available locally to implement its systems as well as provide ongoing service and support. Many of the Company's Partners customize the Company's systems to fit individual business needs and develop industry-specific software applications that integrate with and extend the functionality of the Company's products.

    The Company actively recruits Partners through channel development groups and has specialized strategies aimed at recruiting and supporting ISVs and accounting firms. Partners are required to undergo training and certification procedures before being authorized to sell and implement the Company's products and must maintain certain standards and sales volumes to retain such authorization.

    The Company has subsidiaries located in the United Kingdom and Australasia. The Company also intends to acquire a distribution subsidiary in Singapore during the first half of fiscal 1998. In addition, the Company has established cooperative relationships with several international Partners to further the international distribution of its products, which involves localizing and translating its products, locating and training qualified VARs, marketing its products and providing ongoing customer service and technical support. International Partners typically pay localization and translation costs for the Company's software in exchange for exclusive distribution rights, while the Company retains ownership of the localized version of the software. The Company and its international distributors have developed localized language versions of its client/server products, including Arabic, Polish, Russian, German and Portuguese, with a Spanish version expected to be released in fiscal 1998. In addition, the Company has developed localized versions for the United Kingdom, Australia, New Zealand, South Africa and French-speaking Canada. The Company's product architecture is designed to facilitate the translation, localization and maintenance of multilingual, multinational versions.

    The Company has recently entered into distribution arrangements in Western and Eastern Europe, Southern Africa, the Middle East and Southeast Asia. The Company's international business may be affected by such factors as local economic and market conditions, political and economic instability, greater difficulty in administering operations, difficulties in enforcing intellectual property and contractual rights, difficulties in tailoring the Company's software products to fit local accounting principles, rules, regulations, language, tax codes and customs, fluctuations in currency exchange rates and the need for compliance with a wide variety of foreign and United States export regulations.

    MARKETING. The Company is focused on building market awareness and acceptance of the Company and its products as well as on generating qualified customer and Partner leads. Customer leads are pursued by Partners with assistance from the Company's sales personnel.

    The Company has a comprehensive marketing strategy with several key components: image and awareness building, direct marketing to both prospective and existing customers, a strong Web presence, broad-scale events with strategic partners and local marketing with Partners. The Company's corporate image strategy includes national advertising in key financial, business and technology publications as well as Web-based advertising. The Company's direct marketing includes ongoing direct mail efforts to existing and prospective customers. For prospective customers, the Company also offers seminars and self-qualifying tools to assist them in selecting client/server financial management systems. Seminars are offered in conjunction with Partners in their local or industry-specific markets. The Company's Web-based marketing is designed to generate new leads for the Company. The Company increases product awareness by sponsoring large scale events and seminars for prospective customers with key industry partners, such as Microsoft, Digital and IBM. Such events have included satellite product launch events and video-teleconference-based technical seminars. Finally, the Company's marketing strategy is designed to take advantage of the Company's Partner network by including cooperative marketing programs designed for Partners' local markets.

SEASONALITY

    The Company's business has experienced and may continue to experience seasonality. In recent years, the Company has recognized a greater percentage of its revenue and operating income in its fourth fiscal quarter than in any of the first three fiscal quarters due to a number of factors, including the timing of product releases and the Company's sales incentive programs. Moreover, due to generally diminished business activity in the summer quarter, and to the Company's fiscal year-end sales incentive programs, the Company has historically recognized less revenue and operating income in its first fiscal quarter than in the other quarters.

CUSTOMERS

    The Company's client/server products offer functionality and scalability to suit a wide range of Midmarket businesses, from fast-growing entrepreneurial businesses to divisions of large enterprises. In addition, the Company's client/server products, implemented alone or with an industry-specific third party application, have been purchased by companies in a wide variety of industry types, such as:

Advertising            Healthcare                            Non-Profit
Broadcasting           Hospitality                           Professional Sports
Computer Software      Information Services                  Publishing
Construction           Insurance and Financial Services      Retail
Distribution           Internet Software and Services        Telecommunications
Education              Manufacturing                         Transportation

CUSTOMER AND PARTNER SERVICE

    The Company believes that prompt and effective service and technical support is an important component of a complete financial management system and is critical to the long-term satisfaction of its customers and Partners. The Company has received numerous awards for its Partner and customer service, including the 1996 Positive Performer Grand National Award for excellence in customer service from Inc. magazine and MCI Communications.

    The Company was one of the first personal computer software providers to introduce fee-based support plans and guaranteed telephone response times. The Company also maintains profiles and detailed call histories on each of its customers and Partners. These profiles enable support personnel at the Company to respond more effectively to service inquiries, allow the Company to better forecast which customers are likely to purchase new products or upgraded versions of existing products and assist the Company in developing new applications and features that accurately address the needs of the marketplace.

    The Company provides service and technical support through a service organization consisting of 127 employees as of May 31, 1997. The Company provides a variety of training, technical support and service programs for customers which supplement the primary support provided by Partners. The Company offers video, teleconference and classroom training as well as technical support through a toll-free number, its Website and onsite consultations. Telephone support calls are handled by professional support personnel and have various guaranteed response times, depending on the type of support plan purchased. Response times as short as 30 minutes are offered. In addition to its technical support programs, customers are offered software maintenance programs for an annual fee. These programs provide customers with product upgrades and online information and assistance. The Company also offers comprehensive training and product support to its Partners to ensure that they provide the necessary levels of technical support and assistance to customers. Finally, the Company offers its Partners a variety of consulting resources for resale to customers, including strategic implementation planning, project management and product customization.

RESEARCH AND DEVELOPMENT

    Since its inception, the Company has made substantial investments in research and development. During the fiscal years 1995, 1996, and 1997, software development expenses were approximately $9.3 million, $8.9 million, and $9.7 million respectively. As of May 31, 1997, the Company had 160 employees engaged in research and development.

    The Company's research and development efforts employ a standard development process to guide software development through stages of product concept, market requirements analysis, product definition, design specification, coding, testing and release. These efforts are also focused on identifying, developing and integrating leading technologies into its products to better meet customer needs.

    The Company's software products are designed for Microsoft technologies, including Windows NT, Windows 95 and SQL Server. In addition, the Company's products utilize other Microsoft technologies, including Internet Information Server, FrontPage, Visual Basic and Visual Basic for Applications. Accordingly, the Company's strategy will require that the Company's products and technology be compatible with new developments in Microsoft's technology.

PRODUCTION

    The principal physical components of the Company's software products are computer media and manuals. The Company prepares master software disks, manuals and packaging materials which are then duplicated by the Company and third party vendors. To date, the Company has not experienced any material difficulties or delays in the manufacture and assembly of its products or material returns due to product defects.

INTELLECTUAL PROPERTY RIGHTS AND LICENSES

    The Company regards certain features of its internal operations, software and documentation as its intellectual property. The Company relies on a combination of contract, copyright, trademark and trade secret laws, a mandatory software registration mechanism and other measures to protect its intellectual property. The Company has no patents. The Company believes that, because of the rapid pace of technological change in the computer software industry, trade secret and copyright protection are less significant than factors such as the knowledge, ability and experience of the Company's employees, frequent product enhancements and the timeliness and quality of support services. It is the Company's policy to file for protection of its basic trademarks and service marks in countries in which the Company sells its products either directly or through its international Partners and in countries in which protection is advisable. Despite these measures there can be no assurance that the Company will be able to fully protect its intellectual property.

    The Company provides its products to customers on a "right-to-use" basis under non-exclusive licenses, which generally are nontransferable and have a perpetual term. The Company typically licenses its products solely for the customer's internal operations.

COMPETITION

    The market for the Company's products is highly competitive and rapidly changing. The Company's primary market consists of businesses in the Midmarket. The Company's current and prospective competitors offer a variety of solutions for this market. The Company experiences significant competition and expects substantial additional competition from established and emerging software companies that offer products similar to the Company's products and target the same customers as the Company. The Company believes it competes on the basis of (i) product features, functionality, performance and price, (ii) the capacity and capabilities of Partners, (iii) the quality of customer and Partner service and technical support, (iv) sales and marketing efforts, (v) new product and technology introductions, and (vi) company image and stability. The Company believes it competes effectively on each of these factors.

    In North America, the Company faces a number of competitors in the Midmarket. Outside North America, the Company also faces competition from a number of competitors, several of which have significant shares in their home markets. In addition, the Company competes for Midmarket business with companies primarily targeting the Enterprise Market; several of these competitors, which principally sell UNIX-based systems, offer or have announced their intention to deliver Windows NT solutions. The Company believes that the products from these competitors are neither designed nor priced to meet the needs of the Midmarket, and that the Company competes effectively against them in the Midmarket. The Company's products also face competition from providers of industry-specific applications as well as indirect competition from in-house, custom-developed financial management applications.

    Certain of the Company's competitors have substantially greater financial, marketing or technical resources than the Company. There can be no assurance that other companies have not developed or marketed or will not develop or market products that are superior to those of the Company, that are offered at substantially lower prices than those of the Company, or that have or will achieve greater market acceptance than those of the Company. In addition, there can be no assurance that alternative methods of delivering financial management systems will not provide increased competition.

EMPLOYEES

    As of May 31, 1997, the Company had a total of 561 full time equivalent employees ("FTEs"), including 327 FTEs in sales, marketing, technical support and consulting services, 160 FTEs in research and development and 74 FTEs in administration. None of the Company's employees are represented by a labor union. Management believes that its relations with the Company's employees are good.

    The Company believes that its continued success will depend in large part upon its ability to attract and retain highly-skilled technical, managerial, sales and marketing personnel. The loss of services of one or more of the Company's key employees could have a materially adverse effect on the Company's business, operating results and financial condition. The Company intends to hire a significant number of additional sales, service and technical personnel in fiscal 1998. Competition for the hiring of such personnel in the software industry is intense, and the Company from time to time experiences difficulty in locating candidates with appropriate qualifications, particularly within the desired geographic location. It is widely believed that the technology sector is at or over a state of full employment. There can be no assurance that the Company will be successful in attracting and retaining the personnel it requires to develop, market and support new or existing software. The growth in the Company's customer base and expansion of its product lines and supported platforms have placed, and are expected to continue to place, a significant strain on the Company's management and operations, including its service and development organizations.

    Any failure to implement and improve the Company's operational, control, reporting, and management systems or to retain, expand, train, motivate or manage employees could have a materially adverse effect on the Company's business, operating results and financial condition.

FORWARD-LOOKING STATEMENTS

    The above Business section and other parts of the Form 10-K Report contain forward-looking statements that involve risk and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those contained above in this
Item 1, he Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 and Exhibit 99.1 to the Form 10-K Report.

EXECUTIVE OFFICERS

    The executive officers of the Company, their ages and positions and a brief biography of each individual are as follows:

Name                            Age                 Position
----                            ---                 --------
Douglas J. Burgum. . . . . .     41   Chairman of the Board, President and
Chief Executive Officer
Raymond A. August. . . . . .     35   Chief Technology Officer and Group
Vice President, Dynamics C/S+
Terri F. Zimmerman . . . . .     34   Chief Financial Officer and Group Vice
President, Finance and Operations
Michael J. Olsen . . . . . .     47   Group Vice President, Corporate
Communications
Steven K. Sydness. . . . . .     42   Group Vice President, Dynamics
Jodi A. Uecker-Rust. . . . . .   35   Group Vice President, Heritage Products
Brian R. Carey . . . . . . .     39   Vice President, Business Development
Michael A. Slette. . . . . .     40   Vice President, Human Resources and
Legal Affairs

    DOUGLAS J. BURGUM has served as President of the Company since March 1984, Chief Executive Officer since September 1991 and Chairman of the Board since January 1996. Mr. Burgum was an early investor in the Company, and he initially served as Vice President and a director from March 1983 to March 1984. Before joining the Company, Mr. Burgum was a management consultant in the Chicago office of McKinsey & Company, Inc. Mr. Burgum holds a B.U.S. from North Dakota State University and an M.B.A. from the Stanford University Graduate School of Business.

    RAYMOND A. AUGUST has served as Chief Technology Officer and Group Vice President, Dynamics C/S+ since June 1996. Previously, he served as Chief Technology Officer and Vice President of Product Strategy from June 1995 to June 1996 and Vice President of Product Development from June 1993 to June 1995. Prior to joining the Company in October 1992, Mr. August was a Senior Manager in the Management Consulting Service Practice of Price Waterhouse LLP in New Jersey and New York. He holds a B.S. in Accounting and Computer Science from the University of South Carolina. Mr. August is a Certified Public Accountant.

    TERRI F. ZIMMERMAN has served as Chief Financial Officer since February 1997 and Group Vice President, Finance and Operations since June 1996. Previously, she held the position of Vice President of Finance and Operations from June 1995 to June 1996. Ms. Zimmerman joined the Company as Director of Finance in September 1994. She was previously employed by Deloitte & Touche LLP in Minneapolis as a Senior Manager. Ms. Zimmerman holds a B.A. in Business Administration from the University of North Dakota. Ms. Zimmerman is a Certified Public Accountant.

    MICHAEL J. OLSEN has served as Group Vice President, Corporate Communications, since June 1996. Mr. Olsen served as Vice President of Corporate Communications from September 1995 to June 1996. From 1994 to 1995, Mr. Olsen was Senior Vice President of Himle Horner, Inc., a Minneapolis-based public relations agency. From 1987 to 1994, he was Vice President of Corporate Communications for National Car Rental System, an international car rental company. Prior to such time, he served in various Senior Public Affairs positions in Washington, D.C. Mr. Olsen holds a B.A. in Speech and Drama from North Dakota State University.

    STEVEN K. SYDNESS has served as Group Vice President, Dynamics since June 1996. Mr. Sydness served as Vice President of Business Development from June 1995 to June 1996, Vice President of Sales from June 1994 to June 1995 and Vice President of Strategic Planning from June 1993 to June 1994. From February to November of 1992, Mr. Sydness took a leave of absence from the Company during which he was a candidate for the United States Senate. Prior to joining Great Plains Software in January 1987, he was employed by Dr. Henry Kissinger Associates and the management consulting firm McKinsey & Company, Inc. in their New York and Tokyo offices. Mr. Sydness holds a B.A. from Principia College and an M.B.A. from Harvard Business School.

    JODI A. UECKER-RUST has served as Group Vice President, Heritage Products since June 1996. Ms. Uecker-Rust was Vice President of Employee Services from June 1995 to June 1996, Vice President of Operations, and later Vice
President of Operations and Administration from July 1993 to June 1995 and Director of Operations from October 1990 to July 1993. Ms. Uecker-Rust joined the Company in 1984 after being employed by Honeywell Inc. in Minneapolis.
She holds a B.S. in Industrial Engineering from North Dakota State University.

    BRIAN R. CAREY has served as Vice President of Business Development since July 1996. Mr. Carey was Vice President of Product Development from June 1995 to June 1996. He was General Manager and later Vice President and General Manager of the Small Business Systems Unit of the Company from August 1992 to June 1995. Mr. Carey joined the Company in June 1989. Before such time, he was employed by First Interstate Bancorp, where he was Senior Vice President and Manager of the Retail Banking Division. Previously, Mr. Carey was employed by Xerox Corporation in Minneapolis as a Sales Executive. He holds a B.S. in Marketing from Moorhead State University.

    MICHAEL A. SLETTE has served as Vice President of Human Resources and Legal Affairs since June 1996. Mr. Slette was Vice President of Business Development and Legal Affairs from June 1995 to June 1996 and Vice President of Finance from June 1988 to June 1995. Mr. Slette joined the Company in 1982 and, prior to such time, was employed by the Minneapolis-based accounting firm Adrian S. Helgeson & Co. He holds a B.A. in Business Administration and Accounting from Concordia College. Mr. Slette is a Certified Public Accountant.

ITEM 2.  PROPERTIES

    The Company's principal administrative, marketing, production and product development facilities consist of an aggregate of approximately 75,000 square feet at two locations in Fargo, North Dakota. The Company occupies these sites under lease agreements that expire at various times through

June 1998. Total rent expense was approximately $894,000, $871,000, and $866,000 during fiscal 1995, 1996 and 1997, respectively. The Company is currently planning to consolidate its two locations into an expanded facility that is expected to be occupied by the Company in fiscal 1999. The Company expects to enter into a sale and leaseback transaction with respect to the new facility, which will be located on land to be acquired by the Company from a director of the Company. The Company expects that the new facility will result in increased rent expenses.

ITEM 3.  LEGAL PROCEEDINGS

    From time to time, the Company is involved in litigation arising out of operations in the normal course of business. In the opinion of management, the Company currently is not a party to any legal proceedings the adverse outcome of which, individually or in the aggregate, could reasonably be expected to have a material adverse effect on the Company's results of operations or financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended May 31, 1997.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock began trading on the Nasdaq National Market under the symbol GPSI on June 20, 1997. Prior to such date, there was no established public trading market for the Company's Common Stock.

    The following table sets forth, for the period indicated, the high and low sales prices of the Company's Common Stock, as quoted on the Nasdaq National Market.

                                                       High       Low
                                                       ----       ---
First Quarter Fiscal 1998
(from June 20, 1997 through August 11, 1997)          $35.50     $23.75

    On August 11, 1997, the closing sales price per share of the Company's Common Stock as quoted on the Nasdaq National Market was $25.00. On August 11, 1997, there were approximately 252 holders of record of the Company's Common Stock, representing approximately 2,466 shareholder accounts.

    The trading price of the Company's Common Stock may be subject to wide fluctuations in response to quarterly variations in operating results, announcements of technological innovations or new software products by the Company or its competitors, as well as other events or factors. In addition, the stock market has from time to time experienced extreme price and volume fluctuations which have particularly affected the market prices of many high technology companies and which often have been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock.

    The Company has never declared or paid cash dividends on its capital stock. The Company currently intends to retain future earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

    The selected consolidated financial data below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 below and the Consolidated Financial Statements and the Notes thereto included in Item 8 below.

                                                     Year Ended May 31,
                                   --------------------------------------------------------
                                     1997       1996         1995         1994        1993
                                   -------    -------      -------     --------     -------
                                      (in thousands, except share and per share amounts)
CONSOLIDATED STATEMENT OF
OPERATIONS DATA:
Revenues:
  License. . . . . . . . . . . .   $35,919    $27,078      $25,050     $ 19,165     $20,790
  Service. . . . . . . . . . . .    21,201     15,193       12,847        9,949       8,080
                                   -------    -------      -------     --------     -------
  Total revenues . . . . . . . .    57,120     42,271       37,897       29,114      28,870

Cost of revenues:
  License. . . . . . . . . . . .     6,362      4,913        4,439        4,997       3,101
  Service. . . . . . . . . . . .     8,620      5,980        5,622        5,479       3,868
                                   -------    -------      -------     --------     -------
  Total cost of revenues . . . .    14,622     10,893       10,061       10,476       6,969
                                   -------    -------      -------     --------     -------
    Gross profit . . . . . . . .    42,498     31,378       27,836       18,638      21,901

Operating expenses:
  Sales and marketing. . . . . .    21,935     14,477       14,013       14,331      11,582
  Research and development . . .     9,678      8,876        9,308       10,676       6,021
  General and
    administrative . . . . . . .     5,592      4,763        3,886        3,607       2,969
                                   -------    -------      -------     --------     -------
  Total operating expenses . . .    37,205     28,116       27,207       28,614      20,572
                                   -------    -------      -------     --------     -------

Operating income
  (loss) . . . . . . . . . . . .     5,293      3,262          629       (9,976)      1,329

Total other expenses (income). .      (558)      (100)         260          381         306
                                   -------    -------      -------     --------     -------

  Income (loss) before
    income taxes . . . . . . . .     5,851      3,362          369      (10,357)      1,023

Income tax provision
  (benefit)(1) . . . . . . . . .     2,207     (4,099)          45          (27)        102
                                   -------    -------      -------     --------     -------
Income (loss) before
  cumulative effect of
  change in accounting
  principle. . . . . . . . . . .     3,644      7,461          324      (10,330)        921
                                   -------    -------      -------     --------     -------
Cumulative effect of a
  change in accounting
  principle. . . . . . . . . . .        --         --         (200)          --          --
                                   -------    -------      -------     --------     -------
  Net income (loss). . . . . . .   $ 3,644    $ 7,461      $   124     $(10,330)     $  921
                                   -------    -------      -------     --------     -------
                                   -------    -------      -------     --------     -------
Pro forma net income
  per share(2) . . . . . . . . .     $0.36

Pro forma weighted
  average number of
  shares and common
  equivalent shares
  outstanding(2) . . . . . . . . 10,003,349


                                                                                   May 31,
                                                         -------------------------------------------------------------
                                                           1997          1996        1995          1994          1993
                                                         --------      -------     -------     ---------      --------
                                                                                (in thousands)
CONSOLIDATED BALANCE SHEET DATA:
Assets:
  Cash, cash equivalents and investments . . . . . .     $ 16,243      $ 8,256     $ 2,892     $      119      $ 1,351
  Total assets . . . . . . . . . . . . . . . . . . .       33,214       24,361      15,327          8,845       13,407
Working capital. . . . . . . . . . . . . . . . . . .        6,658        1,012      (4,992)       (15,400)      (5,096)
Liabilities and stockholders' equity (deficit)
  Deferred revenues. . . . . . . . . . . . . . . . .       10,448        9,018       8,027          6,897        4,952
  Long-term debt and capital lease obligations,
    less current portion . . . . . . . . . . . . . .           --           20          750         1,281          984
  Mandatorily redeemable convertible
    preferred stock. . . . . . . . . . . . . . . . .       28,698       11,502        8,300            --           --
  Total stockholders' equity (deficit) . . . . . . .      (16,277)      (4,812)      (9,066)      (11,303)      (1,011)


------------

(1) Net income for the year ended May 31, 1996 includes an income tax benefit of $4.1 million related to the reversal of a valuation allowance. The reversal reflects the recognition of net operating loss carryforwards and other deferred tax assets and was a result of management's analysis of the Company's current levels of earnings and future outlook, which increased the likelihood of the Company realizing its deferred tax assets. For subsequent periods, the Company has provided for income taxes utilizing federal and state statutory income tax rates. See Note 9 of Notes to Consolidated Financial Statements.

(2) For an explanation of the determination of the number of shares used in computing pro forma net income per share, see Note 1 of Notes to Consolidated Financial Statements.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

    The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto, and the other financial information included elsewhere in the Form 10-K Report. This Discussion and Analysis of Financial Condition and Results of Operations contains descriptions of the Company's expectations regarding future trends affecting its business. These forward-looking statements and other forward-looking statements made elsewhere in this document are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The following discussion sets forth certain factors the Company believes could cause actual results to differ materially from those contemplated by the forward looking statements. The Company undertakes no obligation to update the information contained in this Item 7.

OVERVIEW

    The Company is a leading provider of Microsoft Windows NT client/server financial management software for mid-sized businesses. The Company's award-winning products and services automate essential accounting functions and enhance the strategic value of financial information. The Company's products and services are sold and implemented exclusively by its extensive network of Partners throughout the United States, Canada and select international markets.

    In 1982, the Company began selling Great Plains Accounting (the "heritage product"), which is currently a DOS- and Macintosh-based financial management software system for local area network (LAN) personal computers. In anticipation of the general market shift to Windows and client/server technologies, the Company began developing client/server financial management software systems, and in February 1993, released Dynamics. Dynamics is the Company's client/server product for the Midmarket businesses that need a Windows client/server system that is flexible and cost-effective, but does not require information technology (IT) personnel dedicated to database administration. In July 1994, the Company released Dynamics C/S+, a Windows client/server system for Midmarket businesses that have high volume processing requirements, complex financial management needs and formal IT departments.

    The Company made significant investments in research and development in the early 1990s to launch its Windows client/server products. In addition, the Company has made a significant investment in building an experienced and knowledgeable Partner distribution network to market, implement, support and service its Dynamics C/S+ and Dynamics products (together, the "client/server products"). Since the release of the client/server products, the Company's principal source of revenues has shifted from the heritage product to the client/server products. Client/server products accounted for 40.2%, 61.4% and 77.4% of the Company's total revenues for fiscal 1995, 1996 and 1997, respectively.

    The Company's revenues are derived from two principal sources: software license fees ("license fees") and fees for maintenance, technical support, training and consulting services (collectively, "service fees"). The Company recognizes revenue in accordance with Statement of Position 91-1, Software Revenue Recognition. See Note 1 of Notes to Consolidated Financial Statements. License fee revenues are generally recognized upon shipment of the related software product. Fees for the Company's maintenance and support plans are recorded as deferred revenue when billed to the customer and recognized ratably over the term of the maintenance and support agreement, which is typically one year. Fees for the Company's training and consulting services are recognized at the time the services are performed.

    The Company's client/server customers are required to purchase a one-year maintenance plan at the time the product is acquired. A majority of the client/server customers renew the maintenance plan after the initial term. Under the maintenance plan, the Company provides client/server customers with product upgrades in addition to online assistance and information. The Company's heritage product customers, on the other hand, are not required to purchase a maintenance plan at the time the product is acquired. In addition, the optional heritage product maintenance plan does not include significant product upgrades. The Company has historically released significant upgrades of its heritage product approximately every two years. Prior to fiscal 1996, when heritage product revenues represented the principal source of the Company's revenues, the release of a significant upgrade of the heritage product had a positive impact on revenues in the quarters following release. As a result of the shift to client/server products as the Company's principal source of revenues, the Company expects to experience less fluctuation in total revenues in the event significant upgrades of its heritage product are released.

    The Company currently sells its products outside the United States and Canada through international Partners and subsidiaries located in the United Kingdom and Australasia to markets in the following geographic regions:
Western and Eastern Europe, Australasia, Southern Africa, the Middle East and Southeast Asia. The Company's client/server products have been sold in approximately 50 countries.

RESULTS OF OPERATIONS

    The following table sets forth for the periods indicated the percentage of total revenues represented by certain items reflected in the Company's consolidated statement of operations.

                                                     Year Ended May 31,
                                                -----------------------------
                                                1997         1996       1995
                                                -----       -----      ------
AS A PERCENTAGE OF TOTAL REVENUES:
Revenues:
  License  . . . . . . . . . . . . . .           62.9%       64.1%      66.1%
  Service  . . . . . . . . . . . . . .           37.1        35.9       33.9
                                                -----       -----      -----
    Total revenues . . . . . . . . . .          100.0       100.0      100.0
                                                -----       -----      -----
Cost of revenues:. . . . . . . . . . .
  License  . . . . . . . . . . . . . .           11.1        11.6       11.7
  Service  . . . . . . . . . . . . . .           14.5        14.2       14.9
                                                -----       -----      -----
    Total cost of revenues . . . . . .           25.6        25.8       26.6
                                                -----       -----      -----
    Gross margin . . . . . . . . . . .           74.4        74.2       73.4
                                                -----       -----      -----
Operating expenses:
  Sales and marketing. . . . . . . . .           38.4        34.2       37.0
  Research and development . . . . . .           16.9        21.0       24.5
  General and administrative . . . . .            9.8        11.3       10.2
                                                -----       -----      -----
    Total operating expenses . . . . .           65.1        66.5       71.7
                                                -----       -----      -----
Operating income . . . . . . . . . . .            9.3         7.7        1.7
Income tax provision (benefit) . . . .            3.9        (9.7)       0.1
Net income . . . . . . . . . . . . . .            6.4%       17.6%       0.3%

REVENUES

    REVENUES. Revenues increased from $37.9 million in fiscal 1995 to $42.3 million in fiscal 1996, and to $57.1 million in fiscal 1997, representing increases of 11.5% and 35.1%, respectively. The fiscal 1996 to fiscal 1997 increase in revenue was primarily due to increased demand for the Company's client/server products and related service fees.

    The following table sets forth for the periods indicated client/server and heritage product revenues, each as a percentage of total revenues:

                                                 Year Ended May 31,
                                          ------------------------------
                                           1997         1996        1995
                                          -----        -----       -----
Client/server product revenues . . . .     77.4%        61.4%       40.2%
Heritage product revenues. . . . . . .     22.6         38.6        59.8

    Client/server product revenues, including license and service fees, increased from $15.2 million in fiscal 1995 to $25.9 million in fiscal 1996 and to $44.2 million in fiscal 1997, representing increases of 70.4%, and 70.5% respectively.

    The increase in client/server product revenues was offset, in part, by a decrease in revenues from the Company's heritage product. Heritage product revenues decreased from $22.7 million in fiscal 1995 to $16.4 million in fiscal 1996, and to $12.9 million in fiscal 1997 representing decreases of 28.0% and 21.1%, respectively. The decrease in heritage product revenues was primarily due to a decrease in demand for DOS- and Macintosh-based financial management software, which reflects the broader market trend toward Windows and client/server technologies.

    The Company's international revenues increased from $4.1 million in fiscal 1995 to $4.4 million in fiscal 1996, and to $8.6 million in fiscal 1997 representing 10.8%, 10.4% and 15.0% of total revenues, respectively. These increases resulted from the addition of international distribution arrangements in new markets as well as growth in existing markets.

    LICENSE. Total license fee revenues increased from $25.1 million in fiscal 1995 to $27.1 million in fiscal 1996, and to $35.9 million in fiscal 1997, representing increases of 8.1% and 32.7%, respectively. These increases in total license fee revenues are largely attributable to increased market acceptance of the Company's client/server products and a broader client/server product offering. The Company added to its client/server product offering with the release of Dynamics C/S+ in July 1994, the release of a Microsoft SQL Server edition of Dynamics C/S+ in April 1996 and the release of additional functionality and applications for the SQL Server edition in November 1996. Moreover, since the release of the Company's client/server products, the Company has increased its sales, marketing and service capacity. These factors have led to both an increase in the number of client/server software licenses and an increase in the average revenues derived from individual client/server licenses.

    The increase in client/server product license fee revenues was offset, in part, by a decrease in heritage product license fee revenues. The decrease in heritage product license fees is primarily a result of decreased demand for DOS- and Macintosh-based financial management software. In addition, the Company has historically released significant upgrades of its heritage product approximately every two years, which had a positive impact on heritage product license fee revenues in the quarters following release. A significant upgrade of the heritage product was released in February 1997, which the Company expects to market principally to the Company's installed base of heritage product customers. Notwithstanding the positive impact on revenues this release may have, the Company expects that overall heritage product license fee revenues will continue to decline. In addition, the Company also anticipates that fluctuations in heritage product license fee revenues due to new releases will have a reduced impact on total license fee revenues as heritage product license fee revenues become a smaller portion of total license fee revenues.

    SERVICE. Service revenues increased from $12.8 million in fiscal 1995 to $15.2 million in fiscal 1996, and to $21.2 million in fiscal 1997, representing increases of 18.3% and 39.5%, respectively. The increase in the number of licenses for client/server products has resulted in increases in service revenues. Service revenues as a percentage of total revenues were 33.9%, 35.9% and 37.1% for fiscal 1995, 1996 and 1997, respectively. The increases in service revenues largely reflect increases in the installed base of client/server customers and renewals of existing maintenance and support contracts.

COSTS AND EXPENSES

    COST OF LICENSE FEES. Cost of license fees consists primarily of the costs of product manuals, media, shipping and royalties paid to third parties. Cost of license fees increased from $4.4 million in fiscal 1995 to $4.9 million in fiscal 1996, and to $6.4 million in fiscal 1997, representing 17.7%, 18.1% and 17.7% of total license fee revenues in fiscal 1995, 1996 and 1997, respectively. The Company's client/server products generate higher license fees per individual license than its heritage product, and, as a result, the cost of license fees as a percentage of total product license fee revenues is lower for the Company's client/server products than for its heritage product. The increases in cost of license fees in fiscal 1996 and fiscal 1997 are primarily attributable to the overall growth in license fee revenues and an increase in royalties paid to third party vendors. The increase in royalties is primarily due to a new royalty arrangement entered into in the second half of fiscal 1996 with a third party for a report writer application that is bundled with the Company's client/server products. The Company anticipates that cost of license fees will increase in dollar amount as license fee revenues increase, but remain relatively constant as a percentage of total license fee revenues. However, in the event that the Company enters into additional royalty arrangements in the future, cost of license fees as a percentage of total license fee revenues may increase.

    COST OF SERVICES. Cost of services consists of the costs of providing telephone support, training and consulting services to customers and Partners. Cost of services increased from $5.6 million in fiscal 1995 to $6.0 million in fiscal 1996, and to $8.3 million in fiscal 1997, representing 43.8%, 39.4% and 39.0% of total service revenues, respectively. The increase in cost of services is primarily due to the expansion of the Company's customer and Partner service resources. Cost of services as a percentage of service revenues has decreased as a result of improved efficiency in operations. The Company anticipates that cost of services will increase in dollar amount as service revenues increase, but will remain relatively constant as a percentage of service revenues.

    SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions, travel and promotional expenses. Sales and marketing expenses were $14.0 million in fiscal 1995, $14.5 million in fiscal 1996 and $21.9 million in fiscal 1997, representing 37.0%, 34.2% and 38.4% of total revenues, respectively. The decrease in sales and marketing expenses as a percentage of revenues from fiscal 1995 to fiscal 1996 reflects an increase in sales and marketing productivity and a corresponding increase in revenues derived from the Company's client/server products. Since the beginning of fiscal 1997, however, the Company has increased spending on sales and marketing to promote the Microsoft SQL Server edition of its Dynamics C/S+ product. The increase in sales and marketing expenses and sales and marketing expenses as a percentage of total revenues reflects the hiring of additional sales and marketing personnel, expanded promotional activities and increased commissions relating to the increase in client/server product revenues. In addition, the Company has increased sales and marketing expenditures related to the operation of a United Kingdom subsidiary that was acquired in February 1996.

    RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of compensation of development personnel and depreciation of equipment. The Company has made significant investments in research and development with total expenses of $9.3 million in fiscal 1995, $8.9 million in fiscal 1996 and $9.7 million in fiscal 1997, representing 24.5%, 21.0% and 16.9% of total revenues, respectively. These research and development expenses were primarily related to the Company's efforts to release additional applications for its client/server products including the Microsoft SQL Server edition of Dynamics C/S+. More recently, the Company has devoted resources to the development of Internet-enabled applications. The Company anticipates that it will continue to devote substantial resources to its research and development efforts and that research and development expenses will increase in dollar amount in future periods.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries of executive, financial, human resource and information services personnel as well as outside professional fees. General and administrative expenses increased from $3.9 million in fiscal 1995, to $4.8 million in fiscal 1996, and to $5.6 million in fiscal 1997, representing 10.2%, 11.3% and 9.8% of total revenues, respectively. These increases in dollar amounts were primarily due to increased staffing and related expenses necessary to manage and support the expansion of the Company's operations. The Company believes that its general and administrative expenses will increase in dollar amount in the future to support the expansion of its operations and as a result of expenses associated with being a public company.

    PROVISION (BENEFIT) FOR INCOME TAXES. Provision (benefit) for income taxes was $45,000, $(4,099,000) and $2,207,000 in fiscal 1995, 1996 and 1997, respectively. In fiscal 1995, the Company's provision included the federal alternative minimum tax and state income taxes. Prior to May 1996, the Company determined that the realization of the net operating loss carryforward and other deferred tax assets did not meet the recognition criteria under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," and, accordingly, a valuation allowance was established to reserve the net operating loss carryforward and other deferred tax assets. For fiscal 1996, the Company recorded a $4.1 million tax benefit related to the reversal of the valuation allowance. This reversal was based on management's analysis of current levels of earnings and its future outlook, which increased the likelihood of the Company realizing its deferred tax assets; thus the valuation allowance was no longer deemed necessary. In fiscal 1997, the Company recorded an income tax provision consistent with federal and, in part, state statutory income tax rates. The Company expects that the income tax provision will increase to reflect the full state statutory tax rates. See Note 9 of Notes to Consolidated Financial Statements.

SELECTED QUARTERLY OPERATING RESULTS

    The following table sets forth certain unaudited consolidated financial information for each of the four quarters in the Company's fiscal years ended May 31, 1996 and May 31, 1997. In management's opinion, this unaudited quarterly information has been prepared on the same basis as the audited consolidated financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the quarters presented, when read in conjunction with the audited consolidated financial statements and notes thereto included elsewhere in this Form 10-K Report. The Company believes that quarter-to-quarter comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

                                                                           Three Months Ended
                                    ----------------------------------------------------------------------------------------------
                                    August 31, November 30, February 29,  May 31,  August 31,  November 30,  February 28,  May 31,
                                      1995        1995         1996        1996       1996         1996          1997       1997
                                    ---------  -----------  -----------  --------- ---------   ------------  ------------  -------
                                                                             (in thousands)
Revenues:
  License. . . . . . . . . . . .        5,535     $ 6,314    $ 5,943      $ 9,286    $ 6,655      $ 8,478      $ 9,224     $11,562
  Service. . . . . . . . . . . .        3,348       3,954      4,114        3,777      4,413        5,208        5,475       6,106
                                    ---------     -------    -------      -------    -------      --------     -------     -------
    Total revenues . . . . . . .        8,883      10,268     10,057       13,063     11,068       13,686       14,699      17,668
Cost of revenues:
  License. . . . . . . . . . . .          805       1,004      1,209        1,895      1,170        1,550        1,832       1,810
  Service. . . . . . . . . . . .        1,330       1,509      1,522          619      1,636        2,012        2,050       2,562
                                    ---------     -------    -------      -------    -------      --------     -------     -------
    Total cost of revenues . . .        2,135       2,513      2,731        3,514      2,806        3,562        3,882       4,372
                                    ---------     -------    -------      -------    -------      --------     -------     -------
    Gross profit . . . . . . . .        6,748       7,755      7,326        9,549      8,262       10,124       10,817      13,296
Operating expenses:
  Sales and marketing. . . . . .        2,867       3,786      3,473        4,351      4,054        5,660        5,702       6,519
  Research and development . . .        1,998       2,260      2,093        2,525      2,172        2,318        2,414       2,775
  General and administrative . .          994       1,184      1,218        1,367      1,224        1,209        1,540       1,619
                                    ---------     -------    -------      -------    -------      --------     -------     -------
    Total operating expenses . .        5,859       7,230      6,784        8,243      7,450        9,187        9,656      10,913
Operating income . . . . . . . .          889         525        542        1,306        812          937        1,161       2,383
Other income . . . . . . . . . .            3          37          8           52         83          119          103         252
                                    ---------     -------    -------      -------    -------      --------     -------     -------
  Income before income taxes . .          892         562        550        1,358        895        1,056        1,264       2,635
Income tax provision (benefit) .            3          --         --       (4,102)       344          406          470         987
                                    ---------     -------    -------      -------    -------      --------     -------     -------
Net income . . . . . . . . . . .       $  889     $   562     $  550      $ 5,460    $   551      $   650      $   794     $ 1,648
                                    ---------     -------    -------      -------    -------      --------     -------     -------
                                    ---------     -------    -------      -------    -------      --------     -------     -------

    The Company's quarterly revenues and operating results have varied significantly in the past and are likely to vary substantially from quarter to quarter in the future. Such fluctuations may result in volatility in the price of the Company's Common Stock. The Company establishes its expenditure levels based on its expectations as to future revenue, and, if revenue levels are below expectations, expenses can be disproportionately high. As a result, a drop in near term demand for the Company's products could significantly affect both revenues and profits in any quarter. In the future, the Company's operating results may fluctuate for this reason or as a result of a number of other factors, including increased expenses, timing of product releases, increased competition, variations in the mix of sales, announcements of new products by the Company or its competitors and capital spending patterns of the Company's customers.

    The Company's business has experienced and may continue to experience seasonality. In recent years, the Company has recognized a greater percentage of its revenue and operating income in its fourth fiscal quarter than in any of the first three quarters due to a number of factors, including the timing of product releases and the Company's sales incentive programs. Moreover, due to fiscal year-end sales incentive programs, the Company has historically recognized less revenue and operating income in its first fiscal quarter than in the other quarters.

    As a result of these factors, there can be no assurance that the Company will be able to maintain profitability on a quarterly basis.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has historically funded operations primarily through cash provided by operations and the sale of equity securities and, to a lesser extent, from borrowings. Currently, the Company meets its working capital needs and capital equipment needs with cash provided by operations.

    Cash provided (used) by operating activities was ($2.4) million, $8.3 million and $10.3 million for fiscal 1995, 1996 and 1997, respectively. The cash used by operations in fiscal 1995 was primarily a result of an increase in accounts receivable and a decrease in accounts payable, offset, in part, by improved profitability. The increase in cash provided by operations in fiscal 1996 was primarily due to increased profitability of the Company's operations and an increase in deferred revenues. The increase in cash provided by operations in fiscal 1997 resulted primarily from increased profitability of the Company's operations.

    The Company's investing activities used cash of $1.2 million, $2.1 million and $7.1 million in fiscal 1995, 1996 and 1997, respectively. The principal use of cash in investing activities was for capital expenditures related to the acquisition of computer equipment required to support expansion of the Company's operations. For the fiscal year ended May 31, 1997, the Company purchased $4.9 million of government obligations in order to increase the rate of return earned from cash resources.

    The Company's financing activities provided (used) cash of $6.3 million, ($.8) million and $.7 million during fiscal 1995, 1996 and 1997, respectively. In fiscal 1995, the cash provided by financing activities included $8.1 million received in connection with the sale of Series B Preferred Stock and $2.0 million from the sale of Common Stock to employees, partially offset by $3.8 million of payments on the Company's outstanding line of credit and notes payable. For fiscal 1996 financing activities used cash primarily for payments on capital lease obligations and notes payable. For fiscal 1997, cash of $.7 million was provided from financing activities which consisted primarily of proceeds received from the exercise of stock options, offset, in part, by payments on capital lease obligations and notes payable.

    The Company's sources of liquidity at May 31, 1997, consisted principally of cash, cash equivalents and investments of $16.2 million. The Company also has a $5.0 million revolving line of credit facility with a bank. The line of credit expires in November 1997 and borrowings made thereunder are subject to certain covenants. No amounts were outstanding under the line of credit at
May 31, 1997.   See Note 6 to Consolidated Financial Statements.

    Subsequent to May 31, 1997, the Company completed an initial public offering which generated more than $50 million of proceeds to the Company. The Company believes that the proceeds of the initial public offering, cash generated from operations and amounts available under the line of credit will be sufficient to fund its operations for the foreseeable future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not applicable.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
 and Stockholders of
 Great Plains Software, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of stockholders' deficit and of cash flows present fairly, in all material respects, the financial position of Great Plains Software, Inc. and its subsidiary at May 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PRICE WATERHOUSE LLP
Minneapolis, Minnesota
July 8, 1997

                          GREAT PLAINS SOFTWARE, INC.
                          CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)


                                                                          May 31,
                                                           -------------------------------------
                                                           Historical    Pro Forma    Historical
                                                             1997          1997          1996
                                                             ----          ----          ----
                ASSETS                                                 (Unaudited)
                                                                         (Note 1)
Current assets:
  Cash and cash equivalents                                $ 12,101                    $ 8,256
  Investments                                                 4,142
  Accounts receivable, net                                    5,452                      5,196
  Inventories                                                   567                        455
  Prepaid expenses and other assets                           1,164                        606
  Deferred income tax assets                                  3,279                      4,150
                                                           --------                    -------
    Total current assets                                     26,705                     18,663

Property and equipment, net                                   5,821                      5,081
Goodwill, net                                                   438                        555
Other assets                                                    250                         62
                                                           --------                    -------
    Total assets                                           $ 33,214                    $24,361
                                                           --------                    -------
                                                           --------                    -------
   LIABILITIES, MANDATORILY REDEEMABLE PREFERRED
      STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                         $  1,788                    $ 1,827
  Accrued expenses                                            4,698                      4,799
  Salaries and wages payable                                    510                        415
  Commissions payable                                         2,603                        765
  Deferred revenue                                           10,448                      9,018
  Current portion of long-term debt and capital
    lease obligations                                                                      827
                                                           --------                    -------
    Total current liabilities                                20,047                     17,651

Deferred income tax liabilities                                 746
Long-term debt and capital lease obligations,
    less current portion                                                                    20
                                                           --------                    -------
    Total liabilities                                        20,793                     17,671

Commitments and contingencies (Note 8)

Mandatorily redeemable convertible preferred
  stock: 10,000,000 authorized preferred shares,
  Series B, at redemption value of $21.33 and
  $8.55, 1,345,220 shares issued and outstanding;
  pro forma - none                                           28,698                     11,502

Stockholders' equity (deficit):
  Convertible preferred stock:  10,000,000
    authorized preferred shares; Series A, par
    value $.01, 225,000 shares issued and
    outstanding; pro forma - none outstanding                   199                        199
  Common stock, par value $.01 per share:
    40,000,000 shares authorized, 100,000,000
    shares authorized pro forma; issued and
    outstanding - 8,080,335, 9,927,962 pro
    forma and 7,359,765, respectively                            81      $    99            74
  Additional paid-in capital                                (13,843)      15,036         1,273
  Accumulated deficit                                        (2,714)      (2,714)       (6,358)
                                                           --------      -------       -------
    Total stockholders' equity (deficit)                    (16,277)     $12,421        (4,812)
                                                           --------      -------       -------
                                                                         -------
    Total liabilities and stockholders' equity (deficit)   $ 33,214                    $24,361
                                                           --------                    -------
                                                           --------                    -------

         See accompanying notes to the consolidated financial statements.

                          GREAT PLAINS SOFTWARE, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                (Dollars in Thousands, except per share amounts)


                                                                     May 31,
                                                      ---------------------------------
                                                          1997        1996       1995
                                                          ----        ----       ----
Net revenues:
  License                                             $    35,919    $27,078    $25,050
  Service                                                  21,201     15,193     12,847
                                                      -----------    -------    -------
                                                           57,120     42,271     37,897
                                                      -----------    -------    -------
Cost of revenues:
  License                                                   6,362      4,913      4,439
  Service                                                   8,260      5,980      5,622
                                                      -----------    -------    -------
    Gross profit                                           42,498     31,378     27,836
                                                      -----------    -------    -------
Operating expenses:
  Sales and marketing                                      21,935     14,477     14,013
  Research and development                                  9,678      8,876      9,308
  General and administrative                                5,592      4,763      3,886
                                                      -----------    -------    -------
    Total operating expenses                               37,205     28,116     27,207
                                                      -----------    -------    -------
Operating income                                            5,293      3,262        629
Interest expense                                               98        197        291
Related party interest expense                                                       36
Other (income) expense, net                                  (656)      (297)       (67)
                                                      -----------    -------    -------
    Income before income taxes                              5,851      3,362        369

Income tax provision (benefit)                              2,207     (4,099)        45
                                                      -----------    -------    -------
    Income before cumulative effect of change
      in accounting principle                               3,644      7,461        324

Cumulative effect of change in accounting principle                                (200)
                                                      -----------    -------    -------
    Net income                                        $     3,644    $ 7,461    $   124
                                                      -----------    -------    -------
                                                      -----------    -------    -------
Unaudited pro forma net income per share              $      0.36
                                                      -----------
                                                      -----------
Shares used in computing unaudited pro forma
  net income per share                                 10,003,349
                                                      -----------
                                                      -----------


     See accompanying notes to the consolidated financial statements.

                          GREAT PLAINS SOFTWARE, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                             (Dollars in thousands)


                                     Series A Preferred        Common Stock         Additional    Accumulated
                                     ------------------        ------------
                                       Shares   Amount     Shares       Amount   Paid-in Capital    Deficit       Total
                                       ------   ------     ------       ------   ---------------    -------       -----
Balance May 31, 1994                                      6,789,904       $68       $  2,572       $(13,943)    $(11,303)
  Exercise of stock options                                  77,333         1            136                         137
  Repurchase and retirement
   of common stock                                           (7,832)                     (32)                        (32)
  Sale of common stock, less
    offering costs of $50                                   487,147         5          1,961                       1,966
  Sale of Series A preferred
    stock net of issuance costs
    of $26                             225,000    $199                                                               199
  Increase to carrying value
    of mandatorily redeemable
    preferred stock                                                                     (157)                       (157)
  Net income                                                                                            124          124
                                       -------    ----    ---------       ---       --------       --------     --------
Balance May 31, 1995                   225,000     199    7,346,552        74          4,480        (13,819)      (9,066)
  Exercise of stock options                                  32,013                       73                          73
  Repurchase and retirement
    of common stock                                         (18,800)                     (78)                        (78)
  Increase to carrying value
    of mandatorily redeemable
    preferred stock                                                                   (3,202)                     (3,202)
  Net income                                                                                          7,461        7,461
                                       -------    ----    ---------       ---       --------       --------     --------
Balance May 31, 1996                   225,000     199    7,359,765        74          1,273         (6,358)      (4,812)
  Exercise of stock options                                 732,447         7          1,544                       1,551
  Net repurchases of common
    stock                                                   (11,877)                     (54)                        (54)
  Increase in carrying value
    of mandatorily redeemable
    preferred stock                                                                  (17,196)                    (17,196)
  Tax benefit from stockholder
    transaction                                                                          590                         590
  Net income                                                                                          3,644        3,644
                                       -------    ----    ---------       ---       --------       --------     --------
Balance May 31, 1997                   225,000    $199    8,080,335       $81       $(13,843)      $ (2,714)    $(16,277)
                                       -------    ----    ---------       ---       --------       --------     --------
                                       -------    ----    ---------       ---       --------       --------     --------


    See accompanying notes to the consolidated financial statements.

                         GREAT PLAINS SOFTWARE, INC.
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Dollars in thousands)


                                                                      May 31,
                                                           -----------------------------
                                                             1997       1996      1995
                                                             ----       ----      ----
Cash flows from operating activities:
 Net income                                                $ 3,644    $ 7,461   $    124
 Adjustments to reconcile net income to net cash
  provided (used) by operating activities:
   Cumulative effect of change in accounting principle                               200
   Depreciation and amortization                             2,155      1,921      1,861
   Deferred income taxes                                     2,207     (4,150)
   Changes in operating assets and liabilities:
    Accounts receivable                                       (256)       526     (3,666)
    Inventories                                               (113)       342         10
    Prepaid expenses and other assets                         (557)       335       (540)
    Income tax receivable                                                             86
    Accounts payable and accrued expenses                     (141)       499     (1,975)
    Salaries, wages and commissions payable                  1,933        388        336
    Deferred revenue                                         1,430        990      1,130
    Income taxes payable                                                  (45)        45
                                                           -------    -------   --------
     Net cash provided (used) by operating activities       10,302      8,267     (2,389)
                                                           -------    -------   --------
Cash flows from investing activities:
 Purchases of property and equipment and other assets       (2,966)    (1,990)    (1,154)
 Purchase of foreign subsidiary, net of cash                             (123)
 Purchase of investments                                    (4,892)
 Proceeds from investments                                     750
                                                           -------    -------   --------
     Net cash used by investment activities                 (7,108)    (2,113)    (1,154)
                                                           -------    -------   --------
Cash flows from financing activities:
 Proceeds from issuance of notes payable and long-term debt                          132
 Principal payments on notes payable and long-term debt       (599)      (197)    (1,561)
 Payments on line of credit                                                       (2,250)
 Principal payments on capital lease obligations              (247)      (588)      (417)
 Repurchases of common stock                                   (54)       (78)       (32)
 Proceeds from the sale of preferred stock                                         8,342
 Proceeds from issuance of common stock                      1,551         73      2,102
                                                           -------    -------   --------
     Net cash (used) provided by financing activities          651       (790)     6,316
                                                           -------    -------   --------
Increase in cash                                             3,845      5,364      2,773
Cash and cash equivalents at beginning of period             8,256      2,892        119
Cash and cash equivalents at end of period                 $12,101    $ 8,256   $  2,892
                                                           -------    -------   --------
                                                           -------    -------   --------
Schedule of noncash investing and financing activities:
 Property and equipment acquired under capital
  lease agreements                                                    $    19   $    305
 Interest paid                                             $    68    $   197   $    330
 Tax benefit from stockholder transaction                  $   590


    See accompanying notes to the consolidated financial statements.

                        GREAT PLAINS SOFTWARE, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Dollars in thousands, except per share amounts)


NOTE 1 - BUSINESS INFORMATION AND SIGNIFICANT ACCOUNTING POLICIES

BUSINESS INFORMATION

Great Plains Software, Inc. (the "Company") is a leading provider of Microsoft Windows NT client/server financial management software for mid-sized businesses. Its products and services automate essential accounting functions and enhance the strategic value of financial information. The Company's products and services are sold and implemented exclusively by its network of independent sales and support organizations throughout the United States, Canada and select international markets.

SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION POLICY AND FOREIGN CURRENCY TRANSLATIONS

The consolidated financial statements include the accounts of the Company and its subsidiary in the United Kingdom. All significant intercompany accounts and transactions have been eliminated in consolidation. The functional currency of the subsidiary has been determined to be the U.S. dollar. Therefore, all transaction gains and losses resulting from fluctuations in currency exchange rates are included in operating results.

INTERNATIONAL SALES

International sales represent 15.0%, 10.4% and 10.8% of total revenues for the years ended May 31, 1997, 1996 and 1995, respectively. All international sales are denominated in US dollars.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash and highly liquid investments with original maturities of three months or less and which are readily convertible to cash.

INVESTMENT SECURITIES

Investments in debt securities that are not cash equivalents and marketable equity securities have been designated as available for sale. Those securities, which consist of U.S. Treasury Bills, are reported at fair value, with net unrealized gains and losses included in equity. However, as of May 31, 1997, investments were carried at cost because unrealized gains were immaterial. The maturities of the debt securities range from 1997 to 1999.

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to credit risk consist primarily of cash, cash equivalents, investments and accounts receivable. The Company grants credit to customers in the ordinary course of business. The Company invests its cash with high quality financial institutions. No single customer or region represents a significant concentration of credit risk.

CHANGE IN ACCOUNTING PRINCIPLE

The Company adopted Statement of Accounting Standards No. 112 requiring accrual accounting for the expected cost of providing certain disability benefits. The cumulative effect of this change in accounting principle at the beginning of fiscal 1995 was $200 and is shown in the consolidated statement of operations.

REVENUE RECOGNITION AND DEFERRED REVENUE

Software license fees are recognized upon shipment less a reserve for estimated future returns. Revenue from support and maintenance service contracts are recorded as deferred revenue when billed and recognized ratably over the contract period. Other service revenue such as training and consulting services are recognized as the services are performed. Prior to 1996 the Company provided credits or coupons in association with the sale of one product as an inducement for customers to purchase future products or releases. Revenue equal to the coupon value was deferred until used or expired. The Company, in its discretion may allow customers to return products for a short period of time following the sale. The Company provides an allowance for these anticipated returns based upon its historical experience of returns for similar products. These amounts are recorded as an offset to license revenues.

FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash, investments, short-term receivables and payables for which their current carrying amounts approximate fair market value.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Major improvements are capitalized while maintenance and repairs are expensed currently. Depreciation is computed using the straight-line method based on the estimated useful lives of 3 to 5 years for computer equipment and 5 to 10 years for furniture, fixtures and equipment. Leasehold improvements are amortized over the lesser of the terms of the related leases or estimated useful life. Purchased computer software, which is used internally, is amortized over a five year period using the straight-line method. Amortization expense is included with depreciation expense in the statement of cash flows.

INCOME TAXES

Income taxes are accounted for under the liability method in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes." Under the liability method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities reduced by valuation allowances as necessary.

ADVERTISING

The Company accrues, at the time of sales, an estimated liability for qualified advertising expenses incurred by value added resellers and independent sales support organizations for which the Company has agreed to reimburse such parties. Advertising costs are expensed as incurred. Advertising expense was approximately $1,990, $1,487 and $2,061 for the years ended May 31, 1997, 1996 and 1995, respectively.

RESEARCH AND DEVELOPMENT

Expenditures for software development costs and research are expensed as incurred. Such costs are required to be expensed until the point that technological feasibility is established. The period between achieving technological feasibility and the general availability of such software has been short. Consequently costs otherwise capitalizable after technological feasibility is achieved are generally expensed because they are insignificant to both total assets and pre-tax results of operations.

UNAUDITED PRO FORMA INFORMATION

Unaudited pro forma stockholder's equity information gives effect to the conversion of all shares of the Company's Preferred Stock into an aggregate of 1,847,627 shares of common stock upon the closing of the initial public offering.

Unaudited pro forma net income per share is based on the unaudited pro forma weighted average number of shares of common stock and common equivalent shares outstanding for the period. The unaudited pro forma weighted average number of shares assumes the conversion of the Company's Series A Convertible Preferred Stock and the Series B Mandatorily Redeemable Convertible Preferred Stock into 1,847,627 shares of common stock effective June 1, 1996. Because of the significant impact of the assumed conversion on the Company's capital structure and earnings per share, historical earnings per share have been excluded from the financial statements as they are not considered meaningful.

INVENTORIES

Inventories consisting of media, training materials and packaging supplies are stated at lower of cost or market, with cost determined on a first-in, first-out ("FIFO") basis.

RECENTLY ISSUED ACCOUNTING STANDARDS

Effective June 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."
 The adoption of this standard had no material effect on the Company's financial statements. In October 1995, SFAS No. 123, "Accounting for Stock-Based Compensation," was issued. Management has adopted this standard effective June 1, 1996 by means of disclosure of the pro forma effect of the compensation components of stock-based compensation in Note 10.

In March 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 applies to entities with publicly held common stock or potential common stock and is effective for financial statements issued for periods ending after December 15, 1997. Under SFAS No. 128 the presentation of primary earnings per share is replaced with a presentation of basic earnings per share. SFAS No. 128 requires dual presentation of basic and diluted earnings per share for entities with complex capital structures. Basic earnings per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. Management believes the adoption of SFAS No. 128 will not have a material effect on the financial statements.

NOTE 2 - BUSINESS COMBINATION

During fiscal 1996, the Company acquired a division of Kewill Systems PLC, a United Kingdom software sales and service provider, for $634 consisting of cash and the assumption of certain liabilities in a transaction accounted for as a purchase. Accordingly, the results of operations of this division have been consolidated with those of the Company from its date of acquisition.
The net assets acquired were recorded at their estimated fair market values with the excess allocated to goodwill, as follows:

Software rights acquired                             $  50
Goodwill                                               584
                                                     -----
                                                     $ 634
                                                     -----
                                                     -----

The goodwill associated with this transaction is being amortized on a straight line basis over five years. The recoverability of unamortized goodwill is assessed on an ongoing basis by comparing anticipated undiscounted cash flows to net book value. Goodwill is presented net of accumulated amortization of $146 and $29 at May 31, 1997 and 1996, respectively. Pro forma operating results are not presented as the effect is immaterial.

NOTE 3 - ACCOUNTS RECEIVABLE

Accounts receivable, net of allowances, consist of the following:

                                                        May 31,
                                              -------------------------
                                                1997               1996
                                                ----               ----
Gross accounts receivable                     $ 8,059            $ 7,076
Less allowance for doubtful accounts             (991)              (667)
Less allowance for returns                     (1,616)            (1,213)
                                              -------            -------
                                              $ 5,452            $ 5,196
                                              -------            -------
                                              -------            -------

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                           May 31,
                                                    --------------------
                                                      1997         1996
                                                      ----         ----
Furniture and fixtures                              $  1,702     $ 1,444
Computers and equipment                               12,564      10,722
Leasehold improvements                                   369         331
Purchased software for internal use                    1,444       1,094
                                                    --------     -------
                                                      16,079      13,591
Less accumulated depreciation and amortization       (10,258)     (8,510)
                                                    --------     -------
                                                    $  5,821     $ 5,081
                                                    --------     -------
                                                    --------     -------

Depreciation expense for the years ended May 31, 1997, 1996, 1995, was $2,038, $1,892 and $1,513, respectively.

The Company leased equipment under long-term lease agreements which are classified as capital leases. All capital leases were paid in full as of May 31, 1997. Property and equipment includes the following leased property at May 31, 1996:

Property and equipment                               $ 350
Less accumulated amortization                         (149)
                                                     -----
                                                     $ 201
                                                     -----
                                                     -----

NOTE 5 - ACCRUED EXPENSES

Accrued expenses consist of the following:

                                                   May 31,
                                              -----------------
                                               1997       1996
                                               ----       ----
Accrued vacation payable                      $1,058     $  904
Coop advertising accrual                       1,058        856
Other                                          2,582      3,039
                                              ------     ------
                                              $4,698     $4,799
                                              ------     ------
                                              ------     ------

NOTE 6 - LINE OF CREDIT

The Company has a $5,000 revolving line of credit facility with a bank which provides for interest at prime. Substantially all of the Company's assets are pledged as collateral on the line of credit which expires on November 15, 1997 and is subject to certain covenants, all of which had been complied with at May 31, 1997. There were no amounts outstanding at May 31, 1997 or 1996.

NOTE 7 - LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

All long-term debt and capital lease obligations have been paid in full as of May 31, 1997. Long-term debt and capital lease obligations at May 31, 1996 consist of the following:

Various capital lease obligations with interest rates varying from 4.8% to 11.9%, at May 31, 1996, maturities through
  October 1997, repayable in monthly installments and secured
  by the related equipment.                                              $247

Term loans bearing interest ranging from 8.0% to 9.5%, at
  May 31, 1996, repayable in monthly installments ranging
  from $5 to $6 plus accrued interest through December 1996,
  secured by various assets and guaranteed by certain stockholders.        83

Note payable to a third party bearing interest at 1.25% over the prime rate (9.5% as of May 31, 1996).  The principal amount is
  due in four quarterly installments to commence upon demand.             500

Other notes                                                                17
                                                                         ----
                                                                          847
Current portion of long-term debt                                         827
                                                                         $ 20
                                                                         ----
                                                                         ----
NOTE 8 - COMMITMENTS AND CONTINGENCIES

LEASE OBLIGATIONS

Rental expense incurred for operating leases of office facilities and office equipment was approximately $866 in 1997, $871 in 1996 and $894 in 1995. The rent expense for the years ended May 31 1997, 1996 and 1995 include $53, $71 and $71, respectively, for computer equipment leased from stockholders. Future minimum rental payments as of May 31, 1997 for noncancelable operating leases with initial or remaining terms in excess of one year are payable as follows: fiscal 1998 - $866, fiscal 1999 - $772, fiscal 2000 - $92 and fiscal 2001 - $18.

LITIGATION

The Company is, from time to time, a party to litigation arising in the normal course of business. Management believes that none of this litigation will have a material adverse effect on the financial position or results of operations or cash flows of the Company.

NOTE 9 - INCOME TAXES

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                                    May 31,
                                                               -----------------
                                                                1997       1996
                                                                ----       ----
Deferred tax liabilities:
  Tax depreciation in excess of financial reporting            $  746     $  470
                                                               ------     ------
    Total deferred tax liabilities                                746        470
                                                               ------     ------
Deferred tax assets:
  Accounts receivable allowances                                  909        687
  Deferred revenue                                                617      1,342
  Coop advertising accrual                                        392        317
  Sales tax accrual                                               127        211
  Net operating loss carryforward                                            950
  Research and development credit carryforward                    651        573
  Alternative minimum tax credit carryforward                     133        160
  Investment tax credit carryforward                                          63
  Vacation and other                                              450        317
                                                               ------     ------
    Total deferred tax assets                                   3,279      4,620
                                                               ------     ------
    Total net deferred income taxes                            $2,533     $4,150
                                                               ------     ------
                                                               ------     ------

The provision (benefit) for income taxes is summarized as follows:

                                                              May 31,
                                                --------------------------------
                                                 1997         1996      1995
                                                 ----         ----      ----
Current income taxes:
  Federal                                       $1,502      $   595    $ 1,261
  State                                             38           48        110
  Net operating loss carryforward                 (950)        (592)    (1,326)
                                                ------      -------    -------
                                                   590           51         45

Deferred income taxes:
  Federal                                        1,471        1,233        157
  State                                            146          109         20
                                                ------      -------    -------
                                                 1,617        1,342        177

Increase (decrease) in valuation allowance                   (5,492)      (177)
                                                ------      -------    -------
                                                $2,207      $(4,099)   $    45
                                                ------      -------    -------
                                                ------      -------    -------

The differences between the expected tax provision based on the federal income tax statutory rate and the actual provision for the years presented are summarized as follows:

                                                             May 31,
                                                  ------------------------------
                                                  1997        1996         1995
                                                  ----        ----         ----
Expected tax provision at statutory rate         $1,981      $ 1,143      $ 126
State income taxes, net of federal tax effect       175          111         12
Change in valuation allowance                                 (5,492)      (177)
Other                                                51          139         84
                                                 ------      -------      -----
    Total                                        $2,207      $(4,099)     $  45
                                                 ------      -------      -----
                                                 ------      -------      -----

At May 31, 1995, the Company had determined that the realization of the net operating loss carryforward and other deferred tax assets did not meet the recognition criteria under SFAS No. 109, and, accordingly, a valuation allowance was established for the tax benefit of these items. The valuation allowance was reversed during 1996 due primarily to the utilization of a portion of the net operating loss carryforwards, and on the basis of an analysis performed by management which considered all available evidence, both positive and negative, as well as the weight and importance of such evidence. As a result of this analysis, management believed it was more likely than not that these tax benefits would be realized in the future, and, accordingly, reversed the remaining valuation allowance in the fourth quarter of fiscal 1996.

NOTE 10 - INCENTIVE STOCK OPTION PLAN

At May 31, 1997, 2,066,667 shares of common stock had been reserved for issuance or grant under the Employee Incentive Stock Option plan. The options are granted to employees at 100% of the fair market value on the date of grant. The fair market value, rate of exercisability and expiration dates of the options granted are determined by the Board of Directors at the time of grant. Options generally vest ratably over five years from date of grant and expire six years after grant.

The following summary of outstanding options and shares reserved under the Plan is as follows:


                                                                             Weighted
                                                Option       Expiration       Average
                                  Options     Price Range        Date       Exercise Price
                                Outstanding    Per Share     (Fiscal Year)   Per Share
                                -----------    ---------     -------------   ---------
Outstanding at May 31, 1994        973,547   $1.70 to $3.41   1995 - 1999      $2.11
  Granted                          187,433   $4.16                             $4.16
  Exercised                        (77,333)  $1.70 to $2.55                    $1.77
  Canceled/expired                 (20,000)  $1.96 to $4.16                    $3.08
                                 ---------
Outstanding at May 31, 1995      1,063,647   $1.96 to $4.16   1997 - 2001      $2.48
  Granted                          619,333   $5.20 to $6.41                    $5.42
  Exercised                        (32,013)  $1.96 to $2.57                    $2.30
  Canceled/expired                (321,320)  $2.57 to $5.20                    $4.89
                                 ---------
Outstanding at May 31, 1996      1,329,647   $1.96 to $6.41   1997 - 2002      $3.27
  Granted                          361,000   $6.41 to $7.71                    $6.65
  Exercised                       (732,447)  $1.96 to $6.41                    $2.12
  Canceled/expired                 (88,667)  $4.16 to $6.41                    $5.36
                                 ---------
Outstanding at May 31, 1997        869,533   $2.42 to $7.71   1997 - 2003      $5.43
                                 ---------
                                 ---------

As of May 31, 1997 there were currently exercisable options outstanding covering 165,669 shares, exercisable at prices ranging from $2.42 to $6.41 per share.

In fiscal 1997, the Company adopted Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation." As permitted by SFAS No. 123, the Company has elected to continue following the guidance of APB 25 for measurement and recognition of stock-based transactions with employees and adopt the disclosure only provisions of SFAS No. 123. As a result, no compensation expense has been recognized for the awards made in the form of stock options. If the Company had elected to recognize compensation costs for stock-based compensation plans based on the fair value at the grant dates for awards under those plans consistent with the method prescribed by SFAS No. 123, net income and earnings per share would have been changed to the pro forma amounts indicated below:

                                                 Year Ended
                                                   May 31,
                                              -----------------
                                               1997       1996
                                               ----       ----
Net income:
  As reported                                 $3,644     $7,461
  Pro forma                                   $3,508     $7,397

Earnings per share:
  Pro forma as reported                       $ 0.36
  Pro forma as adjusted                       $ 0.35

The fair value of the stock options used to compute pro forma net income and earnings per share disclosures is the present value at grant date using the Black-Scholes option pricing model with the following weighted average assumptions for 1997 and 1996: no dividend yield, expected volatility of 53.8% and 44.5%, respectively, risk-free interest rate of 6.46%, and an expected holding period of six years.

The following table summarizes the status of the Company's stock options outstanding as of May 31, 1997:

                                                  Stock Options                  Stock Options
                                                   Outstanding                    Exercisable
                                          ------------------------------      ------------------------
                                            Weighted
                                            Average          Weighted                     Weighted
                                           Remaining         Average                      Average
   Range of                               Contractual     Exercise Price                Exercise Price
Exercise Price              Shares            Life           Per Share         Shares     Per Share
--------------              ------            ----           ---------         -----      ---------
$2.42 to $3.63             127,867            1.7 yrs          $2.72           80,133      $2.65
$3.64 to $5.46             317,066            4.0 yrs          $4.94           67,536      $4.87
$5.47 to $8.21             424,600            5.2 yrs          $6.62           18,000      $6.41
                           -------                                            -------
    Total                  869,533                                            165,669
                           -------                                            -------
                           -------                                            -------

NOTE 11 - EMPLOYEE BENEFIT PLAN

The Company maintains a defined contribution 401(k) Profit Sharing Plan covering substantially all employees. The Company currently matches 25% of each participant's contribution up to 8% of their annual salary and can make discretionary profit sharing contributions to the plan. The Company's contribution to this plan for the years ended May 31, 1997, 1996 and 1995, was approximately $310, $251 and $230, respectively.

NOTE 12 - RELATED PARTY TRANSACTIONS

CONSULTING SERVICES

A director of the Company was paid $39, $37 and $54 during 1997, 1996, and 1995 (plus reimbursement of expenses), respectively, for consulting services rendered to the Company pursuant to consulting agreements with the Company.

STOCK OPTION GRANT BY PRINCIPAL STOCKHOLDERS

In April 1995, certain principal common stockholders granted to an officer/director of the Company an option to purchase 711,156 shares of common stock directly from them at an exercise price of $4.16 per share (fair market value at date of grant). Certain events, including a decision by the Board of Directors to initiate an initial public offering, accelerate the vesting period. These options were exercised on January 2, 1997.

NOTE 13 - STOCKHOLDERS' EQUITY

The Board of Directors met on February 20, 1997, and took the following actions in connection with the initial public offering of shares of the Company's common stock: (a) authorized a four-for-three stock split of the issued and outstanding common stock of the Company, in the form of a stock dividend, to be effective immediately prior to the public offering (all references to common stock amounts, shares, per share data and preferred stock conversion rights included in the financial statements and these notes have been adjusted to give retroactive effect to the stock split); (b) authorized an increase in capital stock to 100,000,000 shares of $0.01 par value common stock and 30,000,000 shares of $0.01 par value preferred stock to be both contingent and effective upon stockholder approval and the first closing of the initial public offering of common stock; (c) waived, subject to the closing of an initial public offering, the Company's contractual rights to repurchase shares of common stock from employees of the Company; and (d) authorized certain incentive stock plans contingent and effective upon stockholder approval and consummation of the initial public offering. These incentive plans include (i) the 1997 Employee Stock Purchase Plan providing for the purchase of common stock at a discounted price, (ii) the 1997 Stock Incentive Plan providing for the grant of stock-based compensation to eligible persons and (iii) the Outside Directors' Stock Option Plan providing for the grant of nonqualified stock options to nonemployee directors of the Company.

SERIES A CONVERTIBLE PREFERRED STOCK

In June 1994, the Company sold 225,000 shares of $.01 par value Series A Convertible Preferred Stock (the "Series A Preferred Stock") at $1.00 per share to an officer/director who may convert these shares into 54,000 shares of common stock at any time after June 15, 1997, at a rate of .24 shares of common stock for each share of Series A Preferred Stock. The Series A Preferred Stock were converted to shares of common stock upon completion of the Initial Public Offering on June 19, 1997.

SERIES B MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

Also in June 1994, the Company entered into an agreement for the sale of Series B Mandatorily Redeemable Convertible Preferred Stock (the "Series B Preferred Stock") and warrants. On June 24, 1994, at the first closing, the Company sold 888,576 of $.01 par value Series B Preferred Stock and contingent warrants to purchase an additional 752,234 shares of Series B Preferred Stock for an aggregate purchase price of $6,300. On September 22, 1994, the second closing, the Company sold an additional 282,088 shares of Series B Preferred Stock for an aggregate purchase price of $2,000.

During May 1995, the Company and the holders of the Series B Preferred Stock agreed to reprice the previously issued shares of Series B Preferred Stock and eliminate the warrants. The Company issued an additional 174,556 shares of Series B Preferred Stock in return for the cancellation of the warrants. Thus, the total Series B Preferred Stock sold in the three transactions was 1,345,220 shares at an average price of $6.17.

Holders of the Series B Preferred Stock converted their shares into 1,793,627 shares of common stock upon completion of the Initial Public Offering on June 19, 1997. Prior to the conversion to common stock, the Company carried this Series B Preferred Stock at fair value which management considered to equal $21.33 and $8.55 per share at May 31, 1997 and 1996, respectively. The increase in carrying value of Series B Preferred Stock is reflected as a reduction to Additional Paid-in Capital.

NOTE 14 - SUBSEQUENT EVENT

In June 1997, the Company sold 3,450,000 shares of common stock at an initial offering price of $16.00 per share. Total transaction generated more than $50 million of proceeds to the Company. As a result of the Initial Public Offering, the Series A Preferred Stock and the Series B Preferred Stock were converted to common stock and other Board of Director resolutions, as described in Note 13, became effective.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                   PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The section under the heading Election of Directors" on pages 3 through 5 and the section entitled Section 16(a) Beneficial Ownership Reporting Compliance" on page 12 of the Company's Proxy Statement dated August 20, 1997 ( 1997 Proxy Statement") are incorporated herein by reference.

    The information contained in Item 1 in Part I hereof under the heading Executive Officers" is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    The section under the heading Election of Directors" entitled Compensation of Directors" on page 6 and the section entitled "Executive Compensation" on pages 9 through 11 of the 1997 Proxy Statement are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The section entitled "Security Ownership of Certain Beneficial Owners and Management" on pages 2 and 3 of the 1997 Proxy Statement are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The section entitled "Certain Transactions" on pages 11 and 12 of the 1997 Proxy Statement are incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents filed as part of this Report

    (1) Financial Statements. The following financial statements of the Company are included in Part II, Item 8, of this Annual Report on Form 10-K.

              Report of Independent Accountants
              Consolidated Balance Sheets as of May 31, 1997 and 1996 Consolidated Statement of Income for the three years in the period ended May 31, 1997
              Consolidated Statement of Stockholder's Deficit for the
                   three years in the period ended May 31, 1997
              Consolidated Statement of Cash Flows for the three
                   years in the period ended May 31, 1997
              Notes to Consolidated Financial Statements

    (2)  Financial Statement Schedules
              Report of Independent Accountants on the financial statement schedule
              Schedule II.  Valuation and Qualifying Accounts

    (3)  EXHIBITS

  3.1 Amended and Restated Articles of Incorporation, as amended (incorporated herein by reference to Exhibit 3.1 to the Company's Registration
              Statement on Form S-1 filed March 5, 1997 (SEC
              File No. 333-22833))

  3.2 Amended Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company's Registration
              Statement on Form S-1 filed March 5, 1997 (SEC
              File No. 333-22833))

  10.1 Lease Agreement, dated October 1, 1983, as amended, between the Company and West Acres Office Park
              (incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 filed March 5, 1997 (SEC File No. 333-22833))

  10.2        Lease Agreement, dated April 20, 1994, between the
              Company and Norwest Bank North Dakota, N.A.
              (incorporated herein by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 filed March 5, 1997 (SEC File No. 333-22833))

  10.3 Lease Agreement, dated May 2, 1994, as amended, between the Company and Blue Cross Blue Shield of North Dakota and Lincoln Mutual Life and Casualty Insurance Co. (incorporated herein by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 filed March 5, 1997 (SEC File No. 333-22833))

  10.4        1983 Incentive Stock Option Plan, as amended
              (incorporated herein by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 filed March 5, 1997 (SEC File No. 333-22833)) *

  10.5 1997 Stock Incentive Plan, including form of option agreement (incorporated herein by reference to Exhibit
              10.5 to the Company's Registration Statement on Form S-1 filed March 5, 1997 (SEC File No. 333-22833)) *

  10.6 Outside Directors' Stock Option Plan (incorporated herein by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 filed March 5, 1997 (SEC File No. 333-22833)) *

  10.7 1997 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.7 to the Company's
              Registration Statement on Form S-1 filed March 5, 1997 (SEC File No. 333-22833)) *

  10.8 Registration Rights Agreement, dated as of June 24, 1994, between the Company and the holders of registerable securities named therein (incorporated herein by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 filed March 5, 1997 (SEC File No. 333-22833))

  10.9 Limited Liability Company Agreement for Great Plains Software U.K., LLC, dated as of February 20, 1996, between the Company and Douglas J. Burgum (incorporated herein by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1 filed March 5, 1997 (SEC File No. 333-22833))

  10.10 Agreement between the Company and Terri F. Zimmerman (incorporated herein by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1 filed March 5, 1997 (SEC File No. 333-22833)) *

  10.11       Agreement between the Company and Raymond F. Good
              (incorporated herein by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1 filed March 5, 1997 (SEC File No. 333-22833)) *

  10.12       Form of Nonemployee Director Stock Option Agreement
              (incorporated herein by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 filed March 5, 1997 (SEC File No. 333-22833)) *

  10.13 Board of Directors' Resolutions amending 1997 Employee Purchase Plan (incorporated herein by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1 filed March 5, 1997 (SEC File No. 333-22833)) *

  11.1        Computation of Pro Forma Net Income Per Share

  21.1        Subsidiary of the Company

  23.1        Consent of Price Waterhouse LLP

  24.1        Powers of Attorney

  27.1        Financial Data Schedule

  99.1 Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

---------------------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 14(c) of the Form 10-K Report.

(b) Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter ended May 31, 1997.

(c) See Exhibit Index and Exhibits filed with this Report.

(d) See the Financial Statement Schedule included at the end of this Report.

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 18, 1997                 GREAT PLAINS SOFTWARE, INC.

                                       By   /s/ Douglas J. Burgum
                                           ----------------------------------
                                       Douglas J. Burgum
                                       Chairman of the Board, President and
                                            Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 18th day of August, 1997.

        Signature                              Title
        ---------                              -----
   /s/ Douglas J. Burgum           Chairman of the Board, President
---------------------------        and Chief Executive Officer
Douglas J. Burgum                  (principal executive officer) and Director

   /s/ Terri F. Zimmerman          Chief Financial Officer and Group Vice
---------------------------        President, Finance and Operations
Terri F. Zimmerman                 (principal financial and accounting officer)

            *                      Director
---------------------------
Bradley J. Burgum

            *                      Director
---------------------------
Frederick W. Burgum

            *                      Director
---------------------------
William V. Campbell

                                   Director
---------------------------
Raymond F. Good

                                   Director
---------------------------
Sanjeev K. Mehra

            *                      Director
---------------------------
J. A. Heidi Roizen

            *                      Director
---------------------------
Joseph S. Tibbetts, Jr.

*  By  /s/ Douglas J. Burgum
      ----------------------
      Douglas J. Burgum
      Attorney-in-Fact

            REPORT OF INDEPENDENT ACCOUNTANTS ON THE FINANCIAL STATEMENT
                                   SCHEDULE







To the Board of Directors
  of Great Plains Software, Inc.

Our audits of the consolidated financial statements referred to in our report dated July 8, 1997 appearing in item 8 in Great Plains Software, Inc.'s Annual Report on Form 10-K for the year ended May 31, 1997 also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.









PRICE WATERHOUSE LLP
Minneapolis, Minnesota
July 8, 1997

                          Great Plains Software, Inc.
         Schedule II -- Schedule of Valuation and Qualifying Accounts
                             (Amounts in thousands)


                                   Balance at  Charged to
                                   Beginning    Costs and                    Balance at
                                    of Year     Expenses     Deductions      End of Year
                                   ---------   ----------    ----------      -----------
Allowance for doubtful accounts
Year ended May 31,

   1997                                667         408           84              991
   1996                                255         529          117              667
   1995                                192         111           48              255

Allowance for Returns
Year Ended May 31,

   1997                              1,213       4,007        3,604            1,616
   1996                              1,096       3,349        3,232            1,213
   1995                                253       2,909        2,066            1,096

               INDEX TO EXHIBITS TO ANNUAL REPORT ON FORM 10-K
                       OF GREAT PLAINS SOFTWARE, INC.
                   FOR THE FISCAL YEAR ENDED MAY 31, 1997

  3.1 Amended and Restated Articles of Incorporation, as amended (incorporated herein by reference to Exhibit 3.1 to the Company's Registration
              Statement on Form S-1 filed March 5, 1997 (SEC
              File No. 333-22833))

  3.2 Amended Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company's Registration
              Statement on Form S-1 filed March 5, 1997 (SEC
              File No. 333-22833))

  10.1 Lease Agreement, dated October 1, 1983, as amended, between the Company and West Acres Office Park
              (incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 filed March 5, 1997 (SEC File No. 333-22833))

  10.2        Lease Agreement, dated April 20, 1994, between the
              Company and Norwest Bank North Dakota, N.A.
              (incorporated herein by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 filed March 5, 1997 (SEC File No. 333-22833))

  10.3 Lease Agreement, dated May 2, 1994, as amended, between the Company and Blue Cross Blue Shield of North Dakota and Lincoln Mutual Life and Casualty Insurance Co. (incorporated herein by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 filed March 5, 1997 (SEC File No. 333-22833))

  10.4        1983 Incentive Stock Option Plan, as amended
              (incorporated herein by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 filed March 5, 1997 (SEC File No. 333-22833)) *

  10.5 1997 Stock Incentive Plan, including form of option agreement (incorporated herein by reference to Exhibit
              10.5 to the Company's Registration Statement on Form S-1 filed March 5, 1997 (SEC File No. 333-22833)) *

  10.6 Outside Directors' Stock Option Plan (incorporated herein by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 filed March 5, 1997 (SEC File No. 333-22833)) *

  10.7 1997 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.7 to the Company's
              Registration Statement on Form S-1 filed March 5, 1997 (SEC File No. 333-22833)) *

  10.8 Registration Rights Agreement, dated as of June 24, 1994, between the Company and the holders of registerable securities named therein (incorporated herein by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 filed March 5, 1997 (SEC File No. 333-22833))

  10.9 Limited Liability Company Agreement for Great Plains Software U.K., LLC, dated as of February 20, 1996, between the Company and Douglas J. Burgum (incorporated herein by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1 filed March 5, 1997 (SEC File No. 333-22833))

  10.10 Agreement between the Company and Terri F. Zimmerman (incorporated herein by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1 filed March 5, 1997 (SEC File No. 333-22833)) *

  10.11       Agreement between the Company and Raymond F. Good
              (incorporated herein by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1 filed March 5, 1997 (SEC File No. 333-22833)) *

  10.12       Form of Nonemployee Director Stock Option Agreement
              (incorporated herein by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 filed March 5, 1997 (SEC File No. 333-22833)) *

  10.13 Board of Directors' Resolutions amending 1997 Employee Purchase Plan (incorporated herein by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1 filed March 5, 1997 (SEC File No. 333-22833)) *

  11.1        Computation of Pro Forma Net Income Per Share

  21.1        Subsidiary of the Company

  23.1        Consent of Price Waterhouse LLP

  24.1        Powers of Attorney

  27.1        Financial Data Schedule

  99.1 Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

---------------------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 14(c) of the Form 10-K Report.