Form 10-Q
period 1997-08-31
GREAT PLAINS SOFTWARE INC
filed 1997-10-15
CIK 758540

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q
(Mark One)

   /x/          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended August 31, 1997

                                          OR

   / /          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from            to
                                             -----------   ------------
                                Commission File Number
                                       0-22703


                             GREAT PLAINS SOFTWARE, INC.
                (Exact name of registrant as specified in its charter)


           MINNESOTA                                       45-0374871
  (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                      Identification No.)



 1701 S.W. 38TH STREET, FARGO, NORTH DAKOTA                  58103
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

    Yes    X       No
         -----        -----

    As of October 9, 1997, the number of shares outstanding of the registrant's Common Stock, par value $.01 per share, was 13,477,196.

                           PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             GREAT PLAINS SOFTWARE, INC.

                         CONSOLIDATED CONDENSED BALANCE SHEET
                                    (IN THOUSANDS)


                                                                   August 31,      May 31,
                                                                      1997           1997
                                                                 -----------    ----------
                                                                  (unaudited)
Assets:
  Current assets:
    Cash and cash equivalents . . . . . . . . . . . . . . .       $ 14,780       $ 12,101
    Investments . . . . . . . . . . . . . . . . . . . . . .         54,109          4,142
    Accounts receivable, net. . . . . . . . . . . . . . . .          3,409          5,452
    Deferred income taxes . . . . . . . . . . . . . . . . .          2,268          3,279
    Other current assets. . . . . . . . . . . . . . . . . .          2,013          1,731
                                                                  --------       --------
      Total current assets. . . . . . . . . . . . . . . . .         76,579         26,705

  Property and equipment, net . . . . . . . . . . . . . . .          7,122          5,821
  Goodwill, net . . . . . . . . . . . . . . . . . . . . . .            409            438
  Other assets. . . . . . . . . . . . . . . . . . . . . . .          1,323            250
                                                                  --------       --------
      Total assets. . . . . . . . . . . . . . . . . . . . .       $ 85,433       $ 33,214
                                                                  --------       --------
                                                                  --------       --------

Liabilities and stockholders' equity (deficit)
  Current liabilities:
    Accounts payable. . . . . . . . . . . . . . . . . . . .       $  2,023       $  1,788
    Accrued expenses. . . . . . . . . . . . . . . . . . . .          7,301          7,811
    Deferred revenue. . . . . . . . . . . . . . . . . . . .         11,075         10,448
                                                                  --------       --------
      Total current liabilities . . . . . . . . . . . . . .         20,399         20,047

  Long-term liabilities:
    Deferred tax liability. . . . . . . . . . . . . . . . .            746            746
                                                                  --------       --------
      Total liabilities . . . . . . . . . . . . . . . . . .         21,145         20,793

  Mandatorily redeemable convertible
    preferred stock . . . . . . . . . . . . . . . . . . . .             --         28,698

  Stockholders' equity (deficit):
    Convertible preferred stock . . . . . . . . . . . . . .             --            199
    Common stock. . . . . . . . . . . . . . . . . . . . . .            134             81
    Additional paid-in capital. . . . . . . . . . . . . . .         65,335        (13,843)
    Accumulated deficit . . . . . . . . . . . . . . . . . .         (1,181)        (2,714)
                                                                  --------       --------
      Total stockholders' equity (deficit). . . . . . . . .         64,288        (16,277)

  Total liabilities and stockholders' equity (deficit). . .       $ 85,433       $ 33,214
                                                                  --------       --------
                                                                  --------       --------


      See accompanying notes to the consolidated condensed financial statements.

                             GREAT PLAINS SOFTWARE, INC.

                      CONSOLIDATED CONDENSED STATEMENT OF INCOME
                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              Three Months Ended August 31,
                                                             -------------------------------
                                                                1997                 1996
                                                             -----------         -----------
                                                             (unaudited)         (unaudited)
Revenues:
  License . . . . . . . . . . . . . . . . . . . . . .       $  10,335           $   6,655
  Service . . . . . . . . . . . . . . . . . . . . . .           6,439               4,413
                                                            ---------           ---------
     Total revenues . . . . . . . . . . . . . . . . .          16,774              11,068

Cost of revenues:
  License . . . . . . . . . . . . . . . . . . . . . .           1,935               1,170
  Service . . . . . . . . . . . . . . . . . . . . . .           2,251               1,636
                                                            ---------           ---------
     Total cost of revenues . . . . . . . . . . . . .           4,186               2,806
                                                            ---------           ---------

     Gross profit . . . . . . . . . . . . . . . . . .          12,588               8,262

Operating expenses:
  Sales and marketing . . . . . . . . . . . . . . . .           6,199               4,054
  Research and development. . . . . . . . . . . . . .           2,676               2,172
  General and administrative. . . . . . . . . . . . .           1,894               1,224
                                                            ---------           ---------
     Total operating expenses . . . . . . . . . . . .          10,769               7,450
                                                            ---------           ---------

Operating income. . . . . . . . . . . . . . . . . . .           1,819                 812
Other income, net . . . . . . . . . . . . . . . . . .             736                  83
                                                            ---------           ---------
Income before income taxes. . . . . . . . . . . . . .           2,555                 895
Income tax provision. . . . . . . . . . . . . . . . .           1,022                 344
                                                            ---------           ---------
     Net income . . . . . . . . . . . . . . . . . . .       $   1,533           $     551
                                                            ---------           ---------
                                                            ---------           ---------

Net income per share. . . . . . . . . . . . . . . . .          $ 0.11

Shares used in computing net income per share . . . .      13,476,290

Pro forma net income per share. . . . . . . . . . . .                             $  0.06

Shares used in computing pro forma net
  income per share. . . . . . . . . . . . . . . . . .                           9,853,042


      See accompanying notes to the consolidated condensed financial statements.

                             GREAT PLAINS SOFTWARE, INC.

                    CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                    (IN THOUSANDS)

                                                              Three Months Ended August 31,
                                                             -------------------------------
                                                                1997                 1996
                                                             -----------         -----------
                                                             (unaudited)         (unaudited)
Operating activities:
  Funds generated by current operations:
    Net income . . . . . . . . . . . . . . . . . . . .       $  1,533            $    551

  Adjustments to reconcile net income to net cash:
    Depreciation and amortization. . . . . . . . . . .            662                 447
    Deferred taxes . . . . . . . . . . . . . . . . . .          1,011                 342

    Changes in operating assets and liabilities:
      Accounts receivable. . . . . . . . . . . . . . .          2,043               2,506
      Accounts payable . . . . . . . . . . . . . . . .            235                (386)
      Accrued expenses . . . . . . . . . . . . . . . .           (510)             (1,605)
      Deferred revenue . . . . . . . . . . . . . . . .            627              (1,891)
      Other current assets . . . . . . . . . . . . . .           (282)                119
                                                            ---------           ---------
        Net cash provided by operating activities. . .          5,319                  83
                                                            ---------           ---------

Investing activities:
  Purchase of property, plant and equipment, net . . .         (1,934)               (569)
  Purchase of other assets . . . . . . . . . . . . . .         (1,073)                  0
  Purchase of investments. . . . . . . . . . . . . . .        (49,967)             (2,095)
                                                            ---------           ---------
      Net cash used by investing activities. . . . . .        (52,974)             (2,664)
                                                            ---------           ---------

Financing activities:
  Principal payments on long-term debt and capital
    leases obligations . . . . . . . . . . . . . . . .             0                 (347)
  Sale (repurchase) of stock . . . . . . . . . . . . .         50,243                 (12)
  Exercise of stock options. . . . . . . . . . . . . .             91                   0
                                                            ---------           ---------
      Net cash provided (used) by financing activities         50,334                (359)
                                                            ---------           ---------

Net increase (decrease) in cash. . . . . . . . . . . .          2,679              (2,940)

Cash at beginning of period. . . . . . . . . . . . . .         12,101               8,256
                                                            ---------           ---------

Cash at end of period. . . . . . . . . . . . . . . . .        $14,780              $5,316
                                                            ---------           ---------
                                                            ---------           ---------


      See accompanying notes to the consolidated condensed financial statements.

                             GREAT PLAINS SOFTWARE, INC.

                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                     (UNAUDITED)


1.  Basis of Presentation

    The information at August 31, 1997 and 1996 and for the three-month periods then ended is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which the Company's management believes to be necessary for the fair presentation of the financial position, results of operations and changes in cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Despite management's best effort to establish good faith estimates and assumptions, actual results may differ.

    The accompanying interim financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended May 31, 1997. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by rules and regulations of the Securities and Exchange Commission. Interim results of operations for the three-month period ended August 31, 1997 are not necessarily indicative of operating results for the full fiscal year.

2.  Earnings per Share

    For the three months ended August 31, 1997, net income per share is computed on the basis of weighted average number of shares outstanding plus common stock equivalents, consisting of outstanding dilutive stock options (using the treasury stock method).

    Pro forma net income per share for the three months ended August 31, 1996 is based on the pro forma weighted average number of common stock and common equivalent shares outstanding for the period. It assumes the conversion of the Company's Series A Convertible Preferred Stock and the Series B Mandatorily Redeemable Convertible Preferred Stock into 1,847,627 shares of common stock effective June 1, 1996.

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share." SFAS 128 establishes new standards for computing and presenting earnings per share and will be effective for the Company's interim and annual periods ending after December 15, 1997. Early adoption of SFAS 128 is not permitted. SFAS 128 requires restatement of all previously reported earnings per share data that are presented. SFAS 128 replaces primary and fully diluted earnings per share with basic and diluted earnings per share. The Company has calculated the basic earnings per share and the diluted earnings per share to be $0.12 and $0.11, respectively, for the three months ended August 31, 1997.

3.  Initial Public Offering

    In June 1997, the Company sold 3,450,000 shares of common stock at an offering price of $16.00 per share (the "Initial Public Offering"). The transaction generated more than $50 million of proceeds to the Company. As a result of the Initial Public Offering, the Series A Preferred Stock and the Series B Preferred Stock were converted to common stock. In connection with the Initial Public Offering, certain other resolutions of the Company's Board of Directors became effective, including authorization of a four-for-three stock split of the issued and outstanding shares of the Company's common stock, in the form of a stock dividend, which was issued immediately prior to the Initial Public Offering. All references to common stock amounts, shares and per share data have been adjusted to give retroactive effect to the stock split.

                             GREAT PLAINS SOFTWARE, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto.

RESULTS OF OPERATIONS

    The following table sets forth for the periods indicated the percentage of total revenues represented by certain items reflected in the Company's consolidated condensed statement of income.

                                                      For the Three Months Ended
                                                             August 31,
                                                      --------------------------
                                                         1997            1996
                                                      ---------        ---------
As a percentage of total revenues
  Revenues:
    License . . . . . . . . . . . . . . . .            61.6%            60.1%
    Service . . . . . . . . . . . . . . . .            38.4             39.9
                                                      -----            -----
      Total revenues. . . . . . . . . . . .           100.0            100.0
                                                      -----            -----

  Cost of revenues:
    License . . . . . . . . . . . . . . . .            11.6             10.6
    Service . . . . . . . . . . . . . . . .            13.4             14.8
                                                      -----            -----
      Total cost of revenues. . . . . . . .            25.0             25.4
                                                      -----            -----

      Gross margin. . . . . . . . . . . . .            75.0             74.6
                                                      -----            -----

  Operating expenses:
    Sales and marketing . . . . . . . . . .            37.0             36.6
    Research and development. . . . . . . .            16.0             19.6
    General and administrative. . . . . . .            11.2             11.1
                                                      -----            -----
      Total operating expenses. . . . . . .            64.2             67.3
                                                      -----            -----

  Operating income. . . . . . . . . . . . .            10.8              7.3
  Other income. . . . . . . . . . . . . . .             4.4               .8
                                                      -----            -----
  Income before taxes . . . . . . . . . . .            15.2              8.1
  Income tax provision. . . . . . . . . . .             6.1              3.1
                                                      -----            -----
      Net income. . . . . . . . . . . . . .             9.1%             5.0%

REVENUES

    REVENUES.   Revenues for the quarter ended August 31, 1997 were $16.8
million, representing an increase of 51.6% over revenues of $11.1 million for the quarter ended August 31, 1996. This increase in revenues was primarily due to increased demand for the Company's Dynamics C/S+ and Dynamics products (together, the "client/server products") and related service fees and continued demand for a recent upgrade to the Company's Great Plains Accounting software system (the "heritage product") from its installed base of customers.

    The following table sets forth for the periods indicated client/server and heritage product revenues, each as a percentage of total revenues:

                                               Three Months Ended August 31,
                                               -----------------------------
                                                   1997            1996
                                               -----------------------------
Client/Server product revenues                   83.8%             77.3%
Heritage product revenues                        16.2%             22.7%

    Client/server product revenues, including license and service fees, were $14.1 million for the quarter ended August 31, 1997, representing an increase of 64.4% over client/server product revenues of $8.6 million for the quarter ended August 31, 1996.

    Heritage product revenues, including license and service fees, were $2.7 million for the quarter ended August 31, 1997, representing an increase of 7.8% over revenues of $2.5 million for the quarter ended August 31, 1996. This increase in heritage product revenues was primarily due to continued demand for an upgrade to the Company's heritage product line, which began shipping in February 1997. The Company does not necessarily anticipate continued revenue increases in its heritage business.

    The Company's international revenues increased to $2.3 million for the quarter ended August 31, 1997, representing 13.5% of total revenues and an increase of 81.1% over international revenues of $1.2 million for the quarter ended August 31, 1996. This increase is primarily a result of growth in existing markets and additional distribution arrangements in new markets.

    LICENSE. Total license fee revenues for the quarter ended August 31, 1997 were $10.4 million, representing an increase of 55.3% over license revenues of $6.7 million for the quarter ended August 31, 1996. This increase in total license fees is largely attributable to increased market acceptance and demand for the Company's Windows NT client/server product offerings--Dynamics and Dynamics C/S+. In addition, license fee revenues from the Company's heritage products also increased due to sales of an upgrade to existing customers. The Company does not necessarily anticipate continued growth in its heritage license fee revenues.

    SERVICE.   Service revenues for the quarter ended August 31, 1997 were
$6.4 million, representing an increase of 45.9% over service revenues of $4.4 million for the quarter ended August 31, 1996. Service revenues as a percentage of total revenues were 38.4% for the three months ended August 31, 1997 as compared with 39.9% of total revenues for the three months ended August 31, 1996. This increase in service revenues is largely a result of the service revenues associated with the increased number of client/server licenses as well as renewals of existing maintenance and support contracts from the increasing base of client/server customers.

COSTS AND EXPENSES

    COST OF LICENSE FEES.   Cost of license fees consists primarily of the
costs of product manuals, media, shipping and royalties paid to third parties. Cost of license fees for the quarter ended August 31, 1997 increased to $1.9 million from $1.2 million in the quarter ended August 31, 1996, representing 18.7% and 17.6% of total license fee revenues, respectively. The dollar increase in cost of license fees in the quarter ended August 31, 1997 is primarily attributable to the overall growth in license fee revenues and an increase in royalties paid to third party vendors. The increase in cost of license fees as a percentage of total license fee revenues is primarily due to royalties paid to third party vendors. The cost of license fees as a percentage of license fee revenues may increase if the Company continues to add third party relationships.

    COST OF SERVICES.   Cost of services consists of the costs of providing
telephone support, training and consulting services to the Company's customers and distribution channel. Cost of services for the quarter ended August 31, 1997 increased to $2.3 million from $1.6 million for the quarter ended August 31, 1996, representing 35.0% and 37.1% of total service revenues, respectively. The increase in cost of services is primarily due to the expansion of the Company's service resources. Cost of services as a percentage of service revenues has decreased as a result of improved efficiency. The Company anticipates that cost of services will increase in dollar amount as service revenues increase, but will remain relatively constant as a percentage of service revenues.

    SALES AND MARKETING.   Sales and Marketing expenses consist primarily of
salaries, commissions, travel and promotional expenses. Sales and marketing expenses increased to $6.2 million for the quarter ended August 31, 1997, compared with $4.1 million for the quarter ended August 31, 1996, representing 37.0% and 36.6% of total revenues, respectively. The increase in sales and marketing expenses is attributable to the hiring of additional sales personnel, increased commission expenses associated with higher revenue, continued investments in expanding the capacity and capability of the channel for its Windows NT client/server products, and increased marketing expenses for the Company's client/server product line for Microsoft SQL Server. In addition, the Company has increased sales and marketing expenses related to the operation of an Australian subsidiary which was formed in May 1997.

    RESEARCH AND DEVELOPMENT.   Research and development expenses consist
primarily of compensation of development personnel and depreciation of equipment. Total research and development expenses were $2.7 million for the quarter ended August 31, 1997, compared with $2.2 million for the quarter ended August 31, 1996, representing 16.0% and 19.6% of total revenues, respectively. Research and development expenditure increases are directly attributable to increases in the Company's salary cost of software engineers and the associated infrastructure costs required to support product development initiatives in the following areas: (i) expansion and enhancement of the Company's core client/server product offerings, (ii) research and development of Internet-based products which enhance the functionality of the Company's financial management solutions, and (iii) additional research and development to optimize the Company's client/server products for the latest technologies. The Company anticipates that it will continue to devote substantial resources to its research and development effort and that research and development expenses will increase in dollar amount in future periods.

    GENERAL AND ADMINISTRATIVE.   General and administrative expenses consist
primarily of salaries of executive, financial, human resources and information services personnel as well as outside professional fees. General and administrative expenses for the first quarter of fiscal 1998 were $1.9 million, compared with $1.2 million in the first quarter of fiscal 1997, representing 11.3% and 11.1% of total revenues, respectively. These increases in dollar amounts were primarily due to increased professional fees related to the requirements of being a publicly held company. The Company believes that its general and administrative expenses will increase in dollar amount in the future to support the expansion of its operations and as a result of expenses associated with being a public company.

    OTHER INCOME, NET. Other income, net consists primarily of earnings from investments, foreign exchange gains or losses and gains or losses from disposal of fixed assets, net of any interest expense. Other income, net increased to $0.7 million for the quarter ended August 31, 1997, compared with $0.1 million for the quarter ended August 31, 1996. The increase in dollar amount was primarily from increased investment earnings due to increased investment levels as a result of the more than $50 million received from the Company's initial public offering of its common stock and improved profitability.

    PROVISION FOR INCOME TAXES.   The Company's income tax provision for the
quarter ended August 31, 1997 was $1.0 million, compared with $0.3 million for the quarter ended August 31, 1996. The provision for income taxes was 40% of income before income taxes for the three months ended August 31, 1997, which represents a 2% increase from the fiscal 1997 annual effective income tax rate of 38% as a result of full state statutory tax rates. In addition, this increase in the provision for income taxes is primarily attributable to the increased operating income and interest income for the Company for the three months ended August 31, 1997, compared with the three months ended August 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has historically funded operations primarily through cash provided by operations and the sale of equity securities and, to a lesser extent, from borrowings. Currently, the Company meets its working capital needs and capital equipment needs with cash provided by operations.

    Cash provided by operating activities for the quarter ended August 31, 1997 was $5.3 million, compared with $0.08 million for the quarter ended August 31, 1996. The increase in cash provided by operations in the first quarter of fiscal 1998 was primarily due to increased profitability of the Company's operations and an increase in deferred revenues and accrued expenses.

    The Company's investing activities used cash of $53.0 million for the three months ended August 31, 1997, compared with $2.7 million for the three months ended August 31, 1996. The principal use of cash in investing activities for the quarter ended August 31, 1997 was $50.0 million for the purchase of investments following the Company's initial public offering of its common stock. In addition, investing activities for the three months ended August 31, 1997 included capital expenditures related to the acquisition of computer equipment and furniture required to support expansion of the Company's operations.

    The Company's financing activities provided cash of $50.3 million during the three months ended August 31, 1997, compared with cash used of $0.4 million for the three months ended August 31, 1996. The cash provided by financing activities during the quarter ended August 31, 1997 included $50.2 million from the sale of the Company's common stock.

    The Company's sources of liquidity at August 31, 1997 consisted principally of cash, cash equivalents and investments of $68.9 million. Included in this balance is more than $50 million in cash generated from the Company's initial public offering of its common stock which was completed on June 25, 1997. The Company also has a $5.0 million revolving line of credit facility with a bank. The line of credit expires in November 1997 and borrowings made thereunder are subject to certain covenants. No amounts were outstanding under the line of credit at August 31, 1997. The Company believes that its existing cash, cash equivalents and investments, cash generated from operations and the amounts available under the line of credit will be sufficient to fund its operations for the foreseeable future.

CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION

    The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company's expectations or beliefs, including, but not limited to, statements concerning the Company's operations and financial performance and condition. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. The Company cautions that these statements by their nature involve risks and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors, including those described in Exhibit 99.1 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1997.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not applicable.


                             PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    None.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the quarter ended August 31, 1997.


ITEM 5.  OTHER INFORMATION

    None.


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    10.1      Description of Fiscal 1998 Executive Incentive Compensation
              Program

    11.1      Statement of Computation of Net Income Per Share

    27.1      Financial Data Schedule


(b) Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter ended August 31, 1997.

                                      SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  October 14, 1997

                             GREAT PLAINS SOFTWARE, INC.



                             By     /s/ DOUGLAS J. BURGUM
                             -------------------------------------
                             Douglas J. Burgum
                             Chairman of the Board, President and
                             Chief Executive Officer



                             By /s/ TERRI F. ZIMMERMAN
                             -------------------------------------
                             Terri F. Zimmerman
                             Chief Financial Officer and Group Vice President, Finance and Operations
                             (principal financial and accounting officer)

                                    EXHIBIT INDEX



    10.1  Description of Fiscal 1998 Executive Incentive Compensation
          Program

    11.1  Statement of Computation of Net Income Per Share

    27.1  Financial Data Schedule