Form 10-Q
period 1997-11-30
GREAT PLAINS SOFTWARE INC
filed 1998-01-14
CIK 758540

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q
(Mark One)
     X             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended November 30, 1997

                                         OR

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

     Yes    X       No
          ------        --------

     As of January 9, 1998, the number of shares outstanding of the registrant's Common Stock, par value $.01 per share, was 13,675,418.

                            PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             GREAT PLAINS SOFTWARE, INC.

                         CONSOLIDATED CONDENSED BALANCE SHEET
                                    (IN THOUSANDS)

                                                        November 30,    May 31,
                                                           1997          1997
                                                           ----          ----
                                                        (unaudited)

Assets:
  Current assets:
     Cash and cash equivalents                            $12,776      $12,101
     Investments                                           54,428        4,142
     Accounts receivable, net                               6,678        5,452
     Deferred income taxes                                  3,018        3,279
     Other current assets                                   2,286        1,731
                                                          -------      -------
       Total current assets                                79,186       26,705

  Property and equipment, net                               7,175        5,821
  Goodwill, net                                               380          438
  Other assets                                              2,203          250
                                                          -------      -------
       Total assets                                       $88,944      $33,214
                                                          -------      -------

Liabilities and stockholders' equity (deficit)
  Current liabilities:
     Accounts payable                                     $ 2,102      $ 1,788
     Accrued expenses                                       7,173        7,811
     Deferred revenue                                      12,035       10,448
                                                          -------      -------
       Total current liabilities                           21,310       20,047

  Long-term liabilities:
     Deferred tax liability                                   746          746
                                                          -------      -------
       Total liabilities                                   22,056       20,793

  Mandatorily redeemable convertible
     preferred stock                                                    28,698

  Stockholders' equity (deficit):
     Convertible preferred stock                                           199
     Common stock                                             135           81
     Additional paid-in capital                            65,795      (13,843)
     Retained earnings (deficit)                              958       (2,714)
                                                          -------      -------
       Total stockholders' equity (deficit)                66,888      (16,277)

  Total liabilities and stockholders' equity (deficit)    $88,944      $33,214
                                                          -------      -------

      See accompanying notes to the consolidated condensed financial statements.

                             GREAT PLAINS SOFTWARE, INC.

                      CONSOLIDATED CONDENSED STATEMENT OF INCOME
                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                                                  Three Months Ended           Six Months Ended
                                                                      November 30,                November 30,
                                                                 1997           1996           1997          1996
                                                                 ----           ----           ----          ----
                                                                     (unaudited)                  (unaudited)
Revenues:
  License                                                      $12,282        $ 8,478        $22,617        $15,133
  Service                                                        7,763          5,208         14,202          9,621
                                                               -------        -------        -------        -------
     Total revenues                                             20,045         13,686         36,819         24,754

Cost of revenues:
  License                                                        2,654          1,550          4,589          2,720
  Service                                                        2,511          2,012          4,762          3,648
                                                               -------        -------        -------        -------
     Total cost of revenues                                      5,165          3,562          9,351          6,368
                                                               -------        -------        -------        -------

     Gross profit                                               14,880         10,124         27,468         18,386

Operating expenses:
  Sales and marketing                                            7,709          5,660         13,908          9,714
  Research and development                                       3,011          2,318          5,687          4,490
  General and administrative                                     1,662          1,209          3,556          2,433
                                                               -------        -------        -------        -------
     Total operating expenses                                   12,382          9,187         23,151         16,637
                                                               -------        -------        -------        -------

Operating income                                                 2,498            937          4,317          1,749
Other income, net                                                1,067            119          1,803            202
                                                               -------        -------        -------        -------
Income before income taxes                                       3,565          1,056          6,120          1,951
Income tax provision                                             1,426            406          2,448            750
                                                               -------        -------        -------        -------
     Net income                                                $ 2,139        $   650        $ 3,672        $ 1,201
                                                               -------        -------        -------        -------

Net income per share                                           $  0.15                       $  0.27

Shares used in computing net income per share               14,169,837                    13,820,984

Pro forma net income per share                                                $  0.07                       $  0.12

Shares used in computing pro forma net
  income per share                                                          9,845,878                     9,846,419


      See accompanying notes to the consolidated condensed financial statements.

                             GREAT PLAINS SOFTWARE, INC.

                    CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                    (IN THOUSANDS)



                                                   Six Months Ended November 30,
                                                           1997          1996
                                                           ----          ----
                                                        (unaudited)  (unaudited)
Operating activities:
  Funds generated by current operations:
     Net income                                           $ 3,672      $ 1,201

  Adjustments to reconcile net income to net cash provided
  by operating activities:
     Depreciation and amortization                          1,295          921
     Deferred taxes                                           511          743

     Changes in operating assets and liabilities:
       Accounts receivable                                 (1,226)         906
       Accounts payable                                       314          218
       Accrued expenses                                      (638)        (480)
       Deferred revenue                                     1,587       (1,243)
       Other current assets                                  (555)        (150)
                                                          -------      -------
        Net cash provided by operating activities           4,960        2,116

Investing activities:
  Purchase of property, plant and equipment, net           (2,591)      (1,347)
  Purchase of other assets                                 (1,953)           -
  Purchase of investments                                 (50,286)           -
                                                          -------      -------
       Net cash used by investing activities              (54,830)      (1,347)

Financing activities:
  Principal payments on long-term debt and capital
     leases obligations                                         -         (347)
  Sale (repurchase) of stock                               50,243          (37)
  Exercise of stock options                                   230            7
  Stock issued for business acquisitions                       72            -
                                                          -------      -------
  Net cash provided (used) by financing activities         50,545         (377)
                                                          -------      -------

Net increase in cash                                          675          392

Cash at beginning of period                                12,101        8,256
                                                          -------      -------

Cash at end of period                                     $12,776       $8,648
                                                          -------      -------

      See accompanying notes to the consolidated condensed financial statements.

                             GREAT PLAINS SOFTWARE, INC.

                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                     (UNAUDITED)


1.   Basis of Presentation

     The information at November 30, 1997 and 1996 and for the three and six month periods then ended is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which the Company's management believes to be necessary for the fair presentation of the financial position, results of operations and changes in cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Despite management's best effort to establish good faith estimates and assumptions, actual results may differ.

     The accompanying interim financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended May 31, 1997. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by rules and regulations of the Securities and Exchange Commission. Interim results of operations for the three and six month periods ended November 30, 1997 are not necessarily indicative of operating results for the full fiscal year.

2.   Earnings per Share

     For the three months and six months ended November 30, 1997, net income per share is computed on the basis of weighted average number of shares outstanding plus common stock equivalents, consisting of outstanding dilutive stock options (using the treasury stock method).

     Pro forma net income per share for the three months and six months ended November 30, 1996 is based on the pro forma weighted average number of common stock and common equivalent shares outstanding for the period. It assumes the conversion of the Company's Series A Convertible Preferred Stock and the Series B Mandatorily Redeemable Convertible Preferred Stock into 1,847,627 shares of common stock effective June 1, 1996.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128 Earnings per Share). SFAS 128 establishes new standards for computing and presenting earnings per share and will be effective for the Company's interim and annual periods ending after December 15, 1997. Early adoption of SFAS 128 is not permitted. SFAS 128 requires restatement of all previously reported earnings per share data that are presented. SFAS 128 replaces primary and fully diluted earnings per share with basic and diluted earnings per share. The Company has calculated the basic earnings per share and the diluted earnings per share to be $0.16 and $0.15, respectively, for the three months ended November 30, 1997 and calculated the basic earnings per share and the diluted earnings per share to be $0.28 and $0.27, respectively, for the six months ended November 30, 1997.

3.   Initial Public Offering

     In June 1997, the Company sold 3,450,000 shares of common stock at a price of $16.00 per share in an initial public offering. The initial public offering generated more than $50 million of proceeds to the Company. As a result of the initial public offering, the Series A Preferred Stock and the Series B Preferred Stock were converted to common stock. In connection with the initial public offering, certain other resolutions of the Company's Board of Directors became effective, including authorization of a four-for-three stock split of the issued and outstanding shares of the Company's common stock, in the form of a stock dividend, which was issued immediately prior to the initial public offering.
All references to common stock amounts, shares and per share data have been adjusted to give retroactive effect to the stock split.

4.   Acquisitions

     During the quarter ending November 30, 1997, the Company acquired all of the outstanding capital stock of its Singapore distributor in a transaction that was accounted for as a pooling of interests. In exchange for capital stock, the Company issued 56,250 shares of the Company's common stock. Financial data for the periods prior to the closing of this transaction has not been restated because neither the net assets nor operating results would have been material to the Company's consolidated financial statements.

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



                                          Three Months Ended            Six Months Ended
                                             November 30,                 November 30,
                                         1997           1996           1997          1996
                                         ----           ----           ----          ----
As a percentage of total revenues
  Revenues:
     License                             61.3%          61.9%          61.4%          61.1%
     Service                             38.7           38.1           38.6           38.9
                                        -----          -----          -----          -----
       Total revenue                    100.0          100.0          100.0          100.0

  Cost of revenues:
     License                             13.2           11.3           12.5           11.0
     Service                             12.5           14.7           12.9           14.7
                                        -----          -----          -----          -----
       Total cost of revenues            25.7           26.0           25.4           25.7
                                        -----          -----          -----          -----

       Gross margin                      74.3           74.0           74.6           74.3

  Operating expenses:
     Sales and marketing                 38.4           41.4           37.8           39.2
     Research and development            15.0           16.9           15.4           18.1
     General and administrative           8.3            8.8            9.7            9.9
                                        -----          -----          -----          -----
       Total operating expenses          61.7           67.1           62.9           67.2
                                        -----          -----          -----          -----

  Operating income                       12.6            6.9           11.7            7.1
  Other income, net                       5.3             .8            4.9             .8
                                        -----          -----          -----          -----
  Income before income taxes             17.9            7.7           16.6            7.9
  Income tax provision                    7.1            3.0            6.6            3.0
                                        -----          -----          -----          -----
       Net income                        10.8%           4.7%          10.0%           4.9%
                                        -----          -----          -----          -----

REVENUES

     REVENUES.   Revenues for the quarter ended November 30, 1997 were $20.0 million, representing an increase of 46.5% over revenues of $13.7 million for the quarter ended November 30, 1996. This increase in revenues was primarily due to increased demand for the Company's Dynamics C/S+ and Dynamics products (together, the "client/server products") and related service fees. During the quarter ended November 30, 1997, revenues from the Company's heritage products decreased as compared to the quarter ended November 30, 1996. Revenues for the six months ended November 30, 1997 were $36.8 million, representing an increase of 48.7% over revenues of $24.8 million for the six months ended November 30, 1996. This increase in revenues was primarily a result of increased demand for the Company's client/server products. Revenues from the Company's heritage products were $4.8 million for the six months ended November 30, 1997, compared to $5.0 million for the six months ended November 30, 1996. Heritage revenue was down only slightly in the most recent six month period due to continued strong demand from customers for an upgrade to the Company's heritage product, an upgrade which was released in February, 1997.

     The following tables set forth for the periods indicated client/server and heritage product revenues, each as a percentage of total revenues:

                                             Three Months Ended November 30,
                                               1997                1996
                                               ----                ----
Client/server product revenues                 89.5%               81.7%
Heritage product revenues                      10.5%               18.3%


                                             Six Months Ended November 30,
                                               1997                1996
                                               ----                ----
Client/server product revenues                 86.9%               79.7%
Heritage product revenues                      13.1%               20.3%


     Client/server product revenues, including license and service fees, were $17.9 million for the quarter ended November 30, 1997, representing an increase of 60.5% over client/server product revenues of $11.2 million for the quarter ended November 30, 1996. During the quarter ended November 30, 1996, the Company shipped new distribution modules for the Microsoft SQL Server edition of its Dynamics C/S+ product. As a result, the Company experienced significant client/server revenue in the quarter ended November 30, 1996. In the quarter ended November 30, 1997, the Company shipped new releases of its client/server product; however, the Company had no direct revenue associated with these releases as all customers on a maintenance plan with the Company received the new release for no additional fee. For the six months ended November 30, 1997, client/server product revenues were $32.0 million, an increase of 62.2% over the $19.8 million in client/server product revenues for the six months ended November 30, 1996. This increase in revenues was primarily the result of increases in new customer licenses as well as increased revenues from maintenance and telephone support contracts due to an increased base of client/server customers.

     Heritage product revenues, including license and service fees, were $2.1 million for the quarter ended November 30, 1997, representing a decrease of 16.2% from revenues of $2.5 million for the quarter ended November 30, 1996. This decrease in heritage product revenues was primarily due to a decrease in new customer licenses as a result of the general market trend towards Windows and client/server products, including the client/server product offerings from the Company. In addition, the decrease in heritage revenue can be, in part, attributed to a loss in heritage revenue from existing customers as they migrate to the Company's client/server products, a revenue loss which is, in part, offset by the increase in client/server revenues from heritage customers migrating to the Company's client/server products. For the six months ended November 30, 1997, heritage product revenues were $4.8 million compared with heritage product revenues of $5.0 million for the six months ended

November 30, 1996. Heritage product revenues declined only 4.1% for the six months ended November 30, 1997 due to continued strong demand for the latest upgrade to the Company's heritage product. The Company anticipates that heritage product revenues may decrease more significantly in the future than in the six months ended November 30, 1997.

     The Company's international revenues increased to $3.2 million for the quarter ended November 30, 1997, representing 15.7% of total revenues and compared to $2.4 million for the quarter ended November 30, 1996. This increase was primarily a result of growth in existing markets, including growth in the Company's subsidiary operations in the United Kingdom and Australia, as well as revenues from a new subsidiary in Singapore. International revenues for the six months ended November 30, 1997 were $5.4 million, representing an increase of 48.9% over international revenues of $3.6 million for the six months ended November 30, 1996. This increase is primarily a result of growth in existing international markets including its international subsidiaries. In December 1997, the Company opened an international subsidiary in South Africa to serve Partners and customers throughout Africa.

     LICENSE. Total license fee revenues for the quarter ended November 30, 1997 were $12.3 million, representing an increase of 44.9% over license revenues of $8.5 million for the quarter ended November 30, 1996. This increase in total license fees was largely attributable to increased market acceptance and demand for the Company's Windows NT client/server product offerings, Dynamics and Dynamics C/S+. During the quarter ended November 30, 1996, the Company released new distribution modules on the Microsoft SQL Server edition of its Dynamics C/S+ product line and, as a result, experienced significant increases in license fee revenues in that quarter. For the six months ended November 30, 1997, license fee revenues were $22.6 million, representing an increase of 49.5% over the $15.1 million in license revenues for the six months ended November 30, 1996. This increase was primarily a result of an increased number of new client/server customer licenses as well as continued strong demand for the latest upgrade to the Company's heritage product.

     SERVICE.   Service revenues for the quarter ended November 30, 1997 were
$7.7 million, representing an increase of 49.0% over service revenues of $5.2 million for the quarter ended November 30, 1996. Service revenues for the six months ended November 30, 1997 were $14.2 million, representing an increase of 47.6% over service revenues of $9.6 million for the six months ended November 30, 1996. These increases in service revenues were largely a result of the service revenues associated with new client/server licenses as well as renewals of existing maintenance and support contracts from the increasing base of client/server customers. Service revenues as a percentage of total revenues were 38.7% for the three months ended November 30, 1997 compared with 38.1% of total revenues for the three months ended November 30, 1996. For the six months ended November 30, 1997 and 1996, service revenues as a percentage of total revenues were 38.6% and 38.9%, respectively.

COSTS AND EXPENSES

     COST OF LICENSE FEES.   Cost of license fees consists primarily of the
costs of product manuals, media, shipping and royalties paid to third-party vendors. Cost of license fees for the quarter ended November 30, 1997 increased to $2.7 million from $1.6 million in the quarter ended November 30, 1996, representing 21.6% and 18.3% of total license fee revenues, respectively. The dollar increase in cost of license fees in the quarter ended November 30, 1997 is primarily attributable to the overall growth in license fee revenues, an increase in royalties paid to third-party vendors and the shipment of new releases of Dynamics C/S+ and Dynamics to all customers on a maintenance contract. The increase in cost of license fees as a percentage of total license fee revenues is primarily due to royalties paid to third-party vendors and the shipment of the new client/server product releases to all customers on a maintenance plan for no additional fee to the customer. Cost of license fees for the six months ended November 30, 1997 increased to $4.6 million from $2.7 million, representing 20.3% and 18.0% of total license fee revenues, respectively. The cost of license fees as a percentage of license fee revenues may increase if the Company continues to add third-party vendors. In addition, the cost of license fees as a percentage of license fee revenues may increase during quarters with new product releases.

     COST OF SERVICES.   Cost of services consists of the costs of providing
telephone support, training and consulting services to the Company's customers and distribution channel. Cost of services for the quarter ended November 30, 1997 increased to $2.5 million from $2.0 million for the quarter ended November 30, 1996, representing 32.3% and 38.6% of total service revenues, respectively. Cost of services for the six months ended November 30, 1997 increased to $4.8 million from $3.7 million for the six months ended November 30, 1996, representing 33.5% and 37.9% of total service revenues, respectively. These increases in cost of services was primarily due to the expansion of the Company's service resources. Cost of services as a percentage of service revenues decreased for the quarter and six months ended November 30, 1997 compared to the same periods last fiscal year. This decrease was primarily a result of improved efficiency and continued strong customer enrollment in maintenance plans and support contracts. The Company anticipates that cost of services will increase in dollar amount as service revenues increase and may decrease slightly as a percentage of service revenues.

     SALES AND MARKETING.   Sales and Marketing expenses consist primarily of
salaries, commissions, travel and promotional expenses. Sales and marketing expenses increased to $7.7 million for the quarter ended November 30, 1997 compared with $5.7 million for the quarter ended November 30, 1996, representing 38.4% and 41.4% of total revenues, respectively. Sales and marketing expenses for the six months ended November 30, 1997 increased to $13.9 million from $9.7 million for the six months ended November 30, 1996, representing 37.8% and 39.2% of total revenues, respectively. The increase in sales and marketing expenses for both the quarter and six months ended November 30, 1997 is attributable to the hiring of additional sales personnel, increased commission expenses associated with higher revenue, continued investments in expanding the capacity and capability of the channel for its Windows NT client/server products, and increased marketing expenses for the Company's client/server product line for Microsoft SQL Server. In addition, the Company increased sales and marketing expenses related to the operation of its international subsidiaries in the United Kingdom, Australia and Singapore. The decrease in sales and marketing as a percent of total revenues for the quarter and six months ended November 30, 1997 compared to the same periods in the last fiscal year was primarily a result of increased productivity in the Company's Partner channel. The Company anticipates that sales and marketing expenses will increase in dollar amount as total revenues increase. However, the Company does not anticipate significant changes in sales and marketing expenses as a percent of total revenues.

     RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of compensation of development personnel and depreciation of equipment. Total research and development expenses were $3.0 million for the quarter ended November 30, 1997 compared with $2.3 million for the quarter ended November 30, 1996, representing 15.0% and 16.9% of total revenues, respectively. For the six months ended November 30, 1997, total research and development expenses were $5.7 million, compared with $4.5 million for the six months ended November 30, 1996, representing 15.4% and 18.1% of total revenues, respectively. Research and development expenditure increases were primarily attributable to increases in the Company's salary cost for software engineers and the infrastructure costs required to support product development initiatives in the following areas: (i) expansion and enhancement of the Company's client/server product offerings, (ii) research and development of Internet-based products which enhance the functionality of the Company's financial management solutions, and (iii) additional research and development to optimize the Company's client/server products for the latest technologies. Research and development expenses have decreased as a percent of total revenues in the most recent six month period due to efficiencies gained through greater experience levels among development personnel, even greater automation in the Company's development testing processes, and additional efficiencies gained through an increased research and development focus on Microsoft technologies. The Company anticipates that it will continue to devote substantial resources to its research and development effort and that research and development expenses will increase in dollar amount in future periods but not necessarily as a percentage of revenues.

     GENERAL AND ADMINISTRATIVE.   General and administrative expenses consist
primarily of salaries of executive, financial, human resources and information services personnel as well as outside professional fees. General and administrative expenses for the quarter ended November 30, 1997 were $1.7 million, compared with $1.2 million for the quarter ended November 30, 1996, representing 8.3% and 8.8% of total revenues, respectively. For the six months ended November 30, 1997, general and administrative expenses were $3.6 million, compared with $2.4 million for the six months ended November 30, 1996, representing 9.7% and 9.9% of total revenues, respectively. These increases in dollar amounts were primarily due to increased professional fees related to the requirements of being a publicly held company. The Company believes that its general and administrative expenses will increase in dollar amount in the future to support the expansion of its operations and as a result of expenses associated with being a public company.

     OTHER INCOME, NET. Other income, net consists primarily of earnings from investments and gains or losses from disposal of fixed assets, net of any interest expense. Other income, net increased to $1.1 million for the quarter ended November 30, 1997, compared with $0.1 million for the quarter ended November 30, 1996. Included in other income, net for the three months ended November 30, 1997 is the gain from the sale of the Company's small business Windows accounting product, Profit. For the six months ended November 30, 1997, other income, net increased to $1.8 million from $0.2 million for the six months ended November 30, 1996. The increase in dollar amount for the quarter and six months ended November 30, 1997 was primarily from increased investment earnings due to increased investment levels as a result of the more than $50 million received from the Company's initial public offering of common stock as well as additional cash resulting from the Company's improved profitability.

     PROVISION FOR INCOME TAXES.   The Company's income tax provision for the
quarter ended November 30, 1997 was $1.4 million, compared with $0.4 million for the quarter ended November 30, 1996. The Company's income tax provision for the six months ended November 30, 1997 was $2.5 million, compared with $0.8 million
for the six months ended November 30, 1996.    The provision for income taxes
was 40% of income before income taxes for the quarter and six months ended November 30, 1997, which represents a 2% increase from the fiscal 1997 annual effective income tax rate of 38% as a result of full state statutory tax rates. In addition, this increase in the provision for income taxes is primarily attributable to the increased operating income and interest income for the Company for the quarter and six months ended November 30, 1997, compared with the quarter and six months ended November 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically funded operations primarily through cash provided by operations and the sale of equity securities and, to a lesser extent, from borrowings. Currently, the Company meets its working capital needs and capital equipment needs with cash provided by operations.

     Cash provided by operating activities for the six months ended November 30, 1997 was $5.0 million, compared with $2.1 million for the six months ended November 30, 1996. The increase in cash provided by operations for the six months ended November 30, 1997, was primarily due to increased profitability of the Company's operations, an increase in deferred revenues and an increase in accrued expenses offset, in part, by an increase in accounts receivable.

     The Company's investing activities used cash of $54.8 million for the six months ended November 30, 1997, compared with $1.3 million for the three months ended November 30, 1996. The principal use of cash in investing activities for the six months ended November 30, 1997 was approximately $50 million for the purchase of investments following the Company's initial public offering of common stock. In addition, investing activities for the six months ended November 30, 1997 included increased capital expenditures related to the acquisition of computer equipment and furniture required to support expansion of the Company's operations. Investing activities also included investment in minority interest positions in certain international operations.

     The Company's financing activities provided cash of $50.5 million during the six months ended November 30, 1997, compared with cash used of $0.4 million for the six months ended November 30, 1996. The cash provided by financing activities during the six months ended November 30, 1997, included $50.2 million from the sale of the Company's common stock.

     The Company's sources of liquidity at November 30, 1997 consisted principally of cash, cash equivalents and investments of $67.2 million. This amount includes approximately $50 million in cash generated from the Company's initial public offering of common stock which was completed on June 25, 1997. The Company also has a $5.0 million revolving line of credit facility with a bank. The line of credit expires in December, 1997, and borrowings made thereunder are subject to certain covenants. No amounts were outstanding under the line of credit at November 30, 1997. The Company believes that its existing cash, cash equivalents and investments, cash generated from operations and the amounts available under the line of credit will be sufficient to fund its operations for the foreseeable future.

CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION

     The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company's expectations or beliefs, including, but not limited to, statements concerning the Company's operations and financial performance and condition. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. The Company cautions that these statements by their nature involve risks and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors, including those described in Exhibit 99.1 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1997.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

                              PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     None.


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     On September 5 1997, the Company issued 56,250 shares of its common stock (the "Shares") in a transaction that was not registered under the Securities Act of 1933, as amended (the "Securities Act"). The Shares were issued to the sole shareholder of Great Plains Software (Singapore) Pte LTD ("GPS Singapore") pursuant to an agreement providing for the acquisition of all of the outstanding shares of capital stock of GP Singapore (the "GPS Singapore Shares") by the Company. No underwriter of placement agent was involved in the issuance of the Shares, and the Company received the GPS Singapore Shares as consideration for the Shares. The Shares were issued in a transaction exempt pursuant to Section 4(2) of the Securities Act.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The 1997 Annual Meeting of Shareholders of Great Plains Software, Inc. (the "Company") was held on September 10, 1997 (the "Annual Meeting"). Holders of the Company's common stock of record on August 11, 1997 were entitled to one vote per share.

     At the Annual Meeting, Raymond F. Good, J.A. Heidi Roizen and Joseph S. Tibbetts, Jr. were elected directors for a term of three years. The number of votes cast for the election of each director and the number of votes withheld were as follows:

                                                  FOR            WITHHELD
                                                  ---            --------
Raymond F. Good                                   9,959,589      34,246
J.A. Heidi Roizen                                 9,962,155      31,680
Joseph S. Tibbetts, Jr.                           9,962,155      31,680

The other directors whose terms of office as directors continued after the Annual Meeting are Douglas J. Burgum, Bradley J. Burgum, Frederick W. Burgum, William V. Campbell and Sanjeev K. Mehra.

     With respect to the proposal to approve the appointment of Price Waterhouse LLP as the Company's independent auditors for the fiscal year ending May 31, 1998, there were 9,987,234 votes cast for the proposal, 4,430 votes cast against the proposal and 2,175 abstentions. There were no broker nonvotes with respect to such matter.

ITEM 5.   OTHER INFORMATION

     None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     11.1  Statement of Computation of Net Income Per Share

     27.1  Financial Data Schedule


(b)  Reports on Form 8K

No reports on Form 8K were filed during the quarter ended November 30, 1997.

                                      SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  January 14, 1998

                              GREAT PLAINS SOFTWARE, INC.



                              By     /s/ Douglas J. Burgum
                                --------------------------------------
                              Douglas J. Burgum
                              Chairman of the Board, President and
                                 Chief Executive Officer



                              By   /s/ Terri F. Zimmerman
                                --------------------------------------
                              Terri F. Zimmerman
                              Chief Financial Officer and Group Vice President,
                                 Finance and Operations
                                 (principal financial and accounting officer)

                                    EXHIBIT INDEX



11.1      Statement of Computation of Net Income Per Share
27.1      Financial Data Schedule