Form 10-Q
period 1998-02-28
GREAT PLAINS SOFTWARE INC
filed 1998-03-19
CIK 758540

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
(Mark One)
  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended February 28, 1998

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

   Yes    X       No
       ----------    ----------

  As of March 16, 1998, the number of shares outstanding of the registrant's Common Stock, par value $.01 per share, was 13,704,889.

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          GREAT PLAINS SOFTWARE, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEET
                                (IN THOUSANDS)


                                                     February 28,        May 31,
                                                          1998             1997
                                                     ------------        -------
                                                      (unaudited)
Assets:
 Current assets:
  Cash and cash equivalents.......................        $16,923        $12,101
  Investments.....................................         54,899          4,142
  Accounts receivable, net........................          7,038          5,452
  Deferred income taxes...........................          3,718          3,279
  Other current assets............................          3,569          1,731
                                                          -------        -------
   Total current assets...........................         86,147         26,705

 Property and equipment, net......................          7,528          5,821
 Goodwill, net....................................            351            438
 Other assets.....................................          2,612            250
                                                          -------        -------
 Total assets.....................................        $96,638        $33,214
                                                          -------        -------
                                                          -------        -------

Liabilities and stockholders' equity (deficit)
 Current liabilities:
  Accounts payable................................        $ 2,979        $ 1,788
  Accrued expenses................................          8,488          7,811
  Deferred revenue................................         13,162         10,448
                                                          -------        -------
   Total current liabilities......................         24,629         20,047
                                                          -------        -------
                                                          -------        -------

 Long-term liabilities:
  Deferred tax liability..........................            838            746
                                                          -------        -------
   Total liabilities..............................         25,467         20,793

 Mandatorily redeemable convertible
  preferred stock.................................                        28,698

 Stockholders' equity (deficit):
  Convertible preferred stock.....................                           199
  Common stock....................................            137             81
  Additional paid-in capital......................         67,698        (13,843)
  Retained earnings (deficit).....................          3,336         (2,714)
                                                          -------        -------
   Total stockholders' equity (deficit)...........         71,171        (16,277)

 Total liabilities and stockholders'
   equity (deficit)...............................        $96,638        $33,214
                                                          -------        -------
                                                          -------        -------


  See accompanying notes to the consolidated condensed financial statements.

                          GREAT PLAINS SOFTWARE, INC.

                  CONSOLIDATED CONDENSED STATEMENT OF INCOME
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                             Three Months Ended          Nine months Ended
                                                                February 28,                February 28,
                                                          1998              1997      1998                1997
                                                          ----------------------      ------------------------
                                                                (unaudited)                 (unaudited)
Revenues:
 License............................................      $13,816        $ 9,224        $36,433        $24,357
 Service............................................        8,791          5,475         22,993         15,096
                                                          -------        -------        -------        -------
  Total revenues....................................       22,607         14,699         59,426         39,453

Cost of revenues:
 License............................................        3,266          1,832          7,855          4,552
 Service............................................        2,723          2,050          7,483          5,699
                                                          -------        -------        -------        -------
  Total cost of revenues............................        5,989          3,882         15,338         10,251
                                                          -------        -------        -------        -------
  Gross profit......................................       16,618         10,817         44,088         29,202

Operating expenses:
 Sales and marketing................................        8,416          5,702         22,325         15,416
 Research and development...........................        3,030          2,414          8,718          6,903
 General and administrative.........................        2,086          1,540          5,641          3,973
                                                          -------        -------        -------        -------
  Total operating expenses..........................       13,532          9,656         36,684         26,292
                                                          -------        -------        -------        -------

Operating income....................................        3,086          1,161          7,404          2,910
Other income, net...................................          878            103          2,681            305
                                                          -------        -------        -------        -------
Income before income taxes..........................        3,964          1,264         10,085          3,215
Income tax provision................................        1,587            470          4,035          1,220
                                                          -------        -------        -------        -------
  Net income........................................      $ 2,377        $   794        $ 6,050        $ 1,995
                                                          -------        -------        -------        -------
                                                          -------        -------        -------        -------

Basic net income per share                                $  0.17        $  0.06        $  0.46        $  0.12

Shares used in computing basic net income per share    13,626,934      7,755,385     13,269,032      7,489,826

Diluted net income per share                              $  0.17        $  0.08        $  0.43        $  0.20

Shares used in computing diluted net income per share  14,253,808     10,113,218     13,963,303      9,847,658


   See accompanying notes to the consolidated condensed financial statements.

                           GREAT PLAINS SOFTWARE, INC.

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)


                                                              Nine months ended February 28,
                                                                1998                  1997
                                                                ----                  ----
                                                            (unaudited)           (unaudited)
Cash flows from operating activities:
   Net income................................................  $  6,050               $ 1,995

 Adjustments to reconcile net income to net cash provided
 by operating activities:
  Depreciation and amortization..............................     2,019                 1,565
  Deferred taxes.............................................       239                 1,213

  Changes in operating assets and liabilities:
   Accounts receivable.......................................    (1,586)                  594
   Accounts payable..........................................     1,191                   427
   Accrued expenses..........................................       677                  (168)
   Deferred revenue..........................................     2,714                   727
   Other current assets......................................    (1,838)                 (668)
                                                                 ------                 -----
    Net cash provided by operating activities................     9,466                 5,685

Cash flows from investing activities:
 Purchase of property, plant and equipment and other assets..    (5,929)               (2,031)
  Purchase of investments....................................   (50,757)               (2,102)
                                                                 ------                 -----
   Net cash used by investing activities.....................   (56,686)               (4,133)

Cash flows from financing activities:
 Principal payments on long-term debt and capital
  leases obligations.........................................         -                  (847)
 Sale (repurchase) of stock..................................    50,243                   (54)
 Exercise of stock options...................................     1,799                 1,215
                                                                 ------                 -----
  Net cash provided (used) by financing activities...........    52,042                   314


Net increase in cash.........................................     4,822                 1,866

Cash at beginning of period..................................    12,101                 8,256
                                                                 ------                 -----

Cash at end of period........................................  $ 16,923               $10,122
                                                                 ------                 -----
                                                                 ------                 -----


   See accompanying notes to the consolidated condensed financial statements.

                          GREAT PLAINS SOFTWARE, INC.

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.   Basis of Presentation

     The information at February 28, 1998 and 1997 and for the three and nine month periods then ended is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which the Company's management believes to be necessary for the fair presentation of the financial position, results of operations and changes in cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Despite management's best effort to establish good faith estimates and assumptions, actual results may differ.

     The accompanying interim financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended May 31, 1997. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by rules and regulations of the Securities and Exchange Commission. Interim results of operations for the three and nine month periods ended February 28, 1998 are not necessarily indicative of operating results for the full fiscal year.

2.   Earnings per Share

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No.128 applies to entities with publicly held common stock or potential common stock and is effective for financial statements issued for periods ending after December 15, 1997. Under SFAS No. 128, the presentation of primary earnings per share is replaced with a presentation of basic earnings per share. SFAS No. 128 requires dual presentation of basic and diluted earnings per share for entities with complex capital structures. Basic earnings per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform with the provisions of SFAS No. 128.

The following table sets forth the computation of basic and diluted net income per share:


(In thousands except per share amounts)                    For the three months          For the nine months
                                                            ended February 28,            ended February 28,
                                                           1998           1997           1998          1997
Basic earnings per share computation

  Net income                                          $     2,377    $       794    $     6,050     $    1,995
  Increase to carrying value of
   mandatorily redeemable preferred stock                                   (359)             -         (1,076)
  Net income available to common stockholders               2,377            435          6,050            919

  Weighted average common shares                       13,626,934      7,755,385     13,269,032      7,489,826

Basic net income per share                            $      0.17    $      0.06    $      0.46     $     0.12

Diluted earnings per share computation

  Net income                                          $     2,377    $       794    $     6,050     $    1,995

  Shares calculation

  Weighted average number of common shares             13,626,934      7,755,385     13,269,032      7,489,826
  Weighted average of assumed conversion
   of mandatorily redeemable preferred stock                           1,847,627                     1,847,627
  Other common stock equivalents                          626,874        510,206        694,271        510,205
                                                       14,253,808     10,113,218     13,963,303      9,847,658

Diluted net income per share                          $      0.17    $      0.08    $      0.43     $     0.20


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

     In December 1997, the Company acquired its South African distributor in a transaction that was accounted for as a purchase. Pro forma information is not presented as it is not deemed material.

                          GREAT PLAINS SOFTWARE, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Company's Consolidated Condensed Financial Statements and Notes thereto.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated the percentage of total revenues represented by certain items reflected in the Company's consolidated condensed statement of income.


                                            Three Months Ended    Nine Months Ended
                                               February 28,         February 28,
                                            1998         1997     1998         1997
                                            -----------------     -----------------
As a percentage of total revenues
 Revenues:
 License.................................    61.1%      62.8%      61.3%      61.7%
 Service.................................    38.9       37.2       38.7       38.3
                                            -----      -----      -----      -----
  Total revenue..........................   100.0      100.0      100.0      100.0

 Cost of revenues:
 License.................................    14.4       12.5       13.2       11.5
 Service.................................    12.0       13.9       12.6       14.5
                                            -----      -----      -----      -----
  Total cost of revenues.................    26.4       26.4       25.8       26.0
                                            -----      -----      -----      -----

  Gross margin...........................    73.6       73.6       74.2       74.0

 Operating expenses:
  Sales and marketing....................    37.3       38.8       37.6       39.1
  Research and development...............    13.4       16.4       14.7       17.5
  General and administrative.............     9.2       10.5        9.4       10.0
                                            -----      -----      -----      -----
   Total operating expenses..............    59.9       65.7       61.7       66.6
                                            -----      -----      -----      -----

 Operating income........................    13.7        7.9       12.5        7.4
 Other income, net.......................     3.8         .7        4.5         .8
                                            -----      -----      -----      -----
 Income before income taxes..............    17.5        8.6       17.0        8.2
 Income tax provision....................     7.0        3.2        6.8        3.1
                                            -----      -----      -----      -----
   Net income............................    10.5%       5.4%      10.2%       5.1%
                                            -----      -----      -----      -----
                                            -----      -----      -----      -----


REVENUES

   REVENUES.   Revenues for the quarter ended February 28, 1998 were $22.6 million, representing an increase of 53.8% over revenues of $14.7 million for the quarter ended February 28, 1997. This increase in revenues was primarily due to increased demand for the Company's Dynamics C/S+ and Dynamics products (together, the "client/server products") and related service fees. In addition, during the quarter ended February 28, 1998, revenues from the Company's heritage products increased slightly as compared to the quarter ended February 28, 1997. Revenues for the nine months ended February 28, 1998 were $59.4 million, representing an increase of 50.6% over revenues of $39.5 million for the nine months ended February 28, 1997. This increase in revenues was primarily a result of increased demand for the Company's client/server products. Revenues from the Company's heritage products were $8.0 million for the nine months ended February 28, 1998, consistent with the $8.0 million for the nine months ended February 28, 1997. Heritage revenues did not decline in the most recent nine month period due to strong demand from heritage customers for upgrades to the Company's heritage product, upgrades which were released in February 1997 and December 1997.

   The following tables set forth for the periods indicated client/server and heritage product revenues, each as a percentage of total revenues:


                                 Three Months Ended February 28,
                                      1998           1997
                                    --------       --------
Client/server product revenues....     86.1%          80.1%
Heritage product revenues.........     13.9%          19.9%



                                 Nine months ended February 28,
                                      1998           1997
                                    --------       --------
Client/server product revenues....     86.6%          79.9%
Heritage product revenues.........     13.4%          20.1%


    Client/server product revenues, including license and service fees, were $19.5 million for the quarter ended February 28, 1998, representing an increase of 65.2% over client/server product revenues of $11.8 million for the quarter ended February 28, 1997. For the nine months ended February 28, 1998, client/server product revenues were $51.4 million, an increase of 63.3% over the $31.5 million in client/server product revenues for the nine months ended February 28, 1997. This increase in revenues was primarily the result of an increase in new customer licenses as well as increased revenues from maintenance and telephone support contracts due to an increased base of client/server customers.

   Heritage product revenues, including license and service fees, were $3.1 million for the quarter ended February 28, 1998, representing an increase of 7.8% from revenues of $2.9 million for the quarter ended February 28, 1997. This increase in heritage product revenues was primarily due to an increase in the sale of upgrades to the Company's installed base of heritage customers offset, in part, by a decrease in the number of new heritage customer licenses. In December 1997, the Company shipped a new heritage product upgrade, Great Plains Accounting for Windows. In addition to sales of this upgrade, demand continued for the Company's Great Plains Accounting Version 9 upgrade, which shipped in February 1997. For the nine months ended February 28, 1998, heritage product revenues were $8.0 million compared with heritage product revenues of $8.0 million for the nine months ended February 28, 1997. Heritage product revenues remained consistent for the nine months ended February 28, 1998 due to strong demand for the latest upgrades to the Company's heritage product, which released in February 1997 and December 1997. The Company anticipates that heritage product revenues will decrease in future periods where the Company does not experience strong demand for existing or new upgrades from its installed base of heritage customers.

   The Company's international revenues increased to $3.2 million for the quarter ended February 28, 1998, representing 14.3% of total revenues and compared to $1.9 million for the quarter ended February 28, 1997. This increase was primarily a result of growth in existing markets, including growth in the Company's subsidiary operations in the United Kingdom, Australia, and Singapore as well as revenues from a new subsidiary in South Africa.

International revenues for the nine months ended February 28, 1998 were $8.7 million, representing an increase of 55.7% over international revenues of $5.6 million for the nine months ended February 28, 1997. This increase is primarily a result of growth in existing international markets including its international subsidiaries. In December 1997, the Company opened an international subsidiary in South Africa to serve Partners and customers throughout Africa.

   LICENSE. Total license fee revenues for the quarter ended February 28, 1998 were $13.8 million, representing an increase of 49.8% over license revenues of $9.2 million for the quarter ended February 28, 1997. This increase in total license fees was largely attributable to increased market acceptance and demand for the Company's Windows NT client/server product offerings, Dynamics and Dynamics C/S+. In addition, demand for product upgrades to the Company's heritage product was strong in the quarter. For the nine months ended February 28, 1998, license fee revenues were $36.4 million, representing an increase of 49.6% over the $24.4 million in license revenues for the nine months ended February 28, 1997. This increase was primarily a result of an increased number of new client/server customer licenses as well as strong demand from heritage customers for the latest upgrades to the Company's heritage product.

   SERVICE.   Service revenues for the quarter ended February 28, 1998 were
$8.8 million, representing an increase of 60.6% over service revenues of $5.5 million for the quarter ended February 28, 1997. Service revenues for the nine months ended February 28, 1998 were $23.0 million, representing an increase of 52.3% over service revenues of $15.1 million for the nine months ended February 28, 1997. These increases in service revenues were largely a result of the service revenues associated with new client/server licenses as well as renewals of existing maintenance and support contracts from the increased installed base of client/server customers. Service revenues as a percentage of total revenues were 38.9% for the three months ended February 28, 1998 compared with 37.2% of total revenues for the three months ended February 28, 1997. For the nine months ended February 28, 1998 and 1997, service revenues as a percentage of total revenues were 38.7% and 38.3%, respectively.

COSTS AND EXPENSES

   COST OF LICENSE FEES.   Cost of license fees consists primarily of the
costs of product manuals, media, shipping and royalties paid to third-party vendors. Cost of license fees for the quarter ended February 28, 1998 increased to $3.3 million from $1.8 million in the quarter ended February 28, 1997, representing 23.6% and 19.9% of total license fee revenues, respectively. Cost of license fees for the nine months ended February 28, 1998 increased to $7.9 million from $4.6 million in the nine months ended February 28, 1997, representing 21.6% and 18.7% of total license fee revenues, respectively. The dollar increase in cost of license fees in the quarter and nine months ended February 28, 1998 is primarily attributable to the overall growth in license fee revenues, and an increase in royalties paid to third-party vendors. The increase in cost of license fees as a percentage of total license fee revenues is primarily attributable to an increase in the sale of product for which the Company is obligated to pay royalties to third-party vendors. The cost of license fees as a percentage of license fee revenues may increase if the Company continues to add third-party vendors or if sales which include third-party products increase as a percentage of total revenues.

   COST OF SERVICES.   Cost of services consists of the costs of providing
telephone support, training and consulting services to the Company's customers and distribution channel. Cost of services for the quarter ended February 28, 1998 increased to $2.7 million from $2.1 million for the quarter ended February 28, 1997, representing 31.0% and 37.4% of total service revenues, respectively. Cost of services for the nine months ended February 28, 1998 increased to $7.5 million from $5.7 million for the nine months ended February 28, 1997, representing 32.5% and 37.8% of total service revenues, respectively. These increases in cost of services was primarily due to the expansion of the Company's service resources. Cost of services as a percentage of service revenues decreased for the quarter and nine months ended February 28, 1998 compared to the same periods last fiscal year. This decrease was primarily a result of improved efficiency and continued strong customer enrollment in maintenance plans and support contracts. The Company anticipates that cost of services will increase in dollar amount as service revenues increase and may decrease slightly as a percentage of service revenues.

   SALES AND MARKETING.   Sales and marketing expenses consist primarily of
salaries, commissions, travel and promotional expenses. Sales and marketing expenses increased to $8.4 million for the quarter ended February 28, 1998 compared with $5.7 million for the quarter ended February 28, 1997, representing 37.3% and 38.8% of total revenues, respectively. Sales and marketing expenses for the nine months ended February 28, 1998 increased to $22.3 million from $15.4 million for the nine months ended February 28, 1997, representing 37.6% and 39.1% of total revenues, respectively. The increase in sales and marketing expenses for both the quarter and nine months ended February 28, 1998 is attributable to the hiring of additional sales and marketing personnel, increased commission expenses associated with higher revenue, continued investments in expanding the capacity and capability of the channel for its Windows NT client/server products, and increased marketing expenses for the Company's client/server products. In addition, the Company increased sales and marketing expenses related to the operation of its international subsidiaries in the United Kingdom, Australia, Singapore and South Africa. The decrease in sales and marketing expenses as a percentage of total revenues for the quarter and nine months ended February 28, 1998 compared to the same periods in the last fiscal year was primarily a result of increased productivity in the Company's Partner channel. The Company anticipates that sales and marketing expenses will increase in dollar amount as total revenues increase; however, the Company does not anticipate significant changes in sales and marketing expenses as a percent of total revenues.

   RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of compensation of development personnel and depreciation of equipment. Total research and development expenses were $3.0 million for the quarter ended February 28, 1998 compared with $2.4 million for the quarter ended February 28, 1997, representing 13.4% and 16.4% of total revenues, respectively. For the nine months ended February 28, 1998, total research and development expenses were $8.7 million, compared with $6.9 million for the nine months ended February 28, 1997, representing 14.7% and 17.5% of total revenues, respectively. Research and development expenditure increases were primarily attributable to increases in the Company's salary cost for software engineers and the infrastructure costs required to support product development initiatives in the following areas: (i) expansion and enhancement of the Company's client/server product offerings, (ii) research and development of Internet-based products which enhance the functionality of the Company's financial management solutions, and (iii) additional research and development to optimize the Company's client/server products for the latest technologies. Research and development expenses have decreased as a percentage of total revenues in the most recent quarter and nine month period due to efficiencies gained through greater experience levels among development personnel, even greater automation in the Company's development testing processes, and additional efficiencies gained through an increased research and development focus on Microsoft technologies. The Company anticipates that it will continue to devote substantial resources to its research and development effort and that research and development expenses will increase in dollar amount in future periods and may increase as a percentage of revenues.

   GENERAL AND ADMINISTRATIVE.   General and administrative expenses consist
primarily of salaries of executive, financial, human resources and information services personnel as well as outside professional fees. General and administrative expenses for the quarter ended February 28, 1998 were $2.1 million, compared with $1.5 million for the quarter ended February 28, 1997, representing 9.2% and 10.5% of total revenues, respectively. For the nine months ended February 28, 1998, general and administrative expenses were $5.6 million, compared with $4.0 million for the nine months ended February 28, 1997, representing 9.4% and 10.0% of total revenues, respectively. These increases in dollar amounts were primarily due to increased staffing to support the growth of the company as well as increased professional fees related to the requirements of being a publicly held company The Company believes that its general and administrative expenses will increase in dollar amount in the future to support the expansion of its operations and as a result of expenses associated with being a publicly held company. In addition, the Company anticipates that its rent expense will increase in future years due to its expected move into a new facility late in fiscal 1999.

   OTHER INCOME, NET. Other income, net consists primarily of earnings from investments, net of any interest expense. Other income, net increased to $0.9 million for the quarter ended February 28, 1998, compared with $0.1 million for the quarter ended February 28, 1997. For the nine months ended February 28, 1998, other income, net increased to $2.7 million from $0.3 million for the nine months ended February 28, 1997. The increase in dollar amount for the quarter and nine months ended February 28, 1998 was primarily from increased investment earnings due to increased investment levels as a result of the more than $50 million received from the Company's initial public offering of common stock in June 1997, as well as additional cash resulting from the Company's increased profitability.

     PROVISION FOR INCOME TAXES.   The Company's income tax provision for the
quarter ended February 28, 1998 was $1.6 million, compared with $0.5 million for the quarter ended February 28, 1997. The Company's income tax provision for the nine months ended February 28, 1998 was $4.0 million, compared with $1.2 million for the nine months ended February 28, 1997. The provision for income taxes was 40% of income before income taxes for the quarter and nine months ended February 28, 1998, which represents a 2% increase from the fiscal 1997 annual effective income tax rate of 38% as a result of full state statutory tax rates. In addition, this increase in the provision for income taxes is primarily attributable to the increased operating income and interest income for the Company for the quarter and nine months ended February 28, 1998, compared with the quarter and nine months ended February 28, 1997.

LIQUIDITY AND CAPITAL RESOURCES

   The Company has historically funded operations primarily through cash provided by operations and the sale of equity securities and, to a lesser extent, from borrowings. Currently, the Company meets its working capital needs and capital equipment needs with cash provided by operations.

   Cash provided by operating activities for the nine months ended February 28, 1998 was $9.5 million, compared with $5.7 million for the nine months ended February 28, 1997. The increase in cash provided by operations for the nine months ended February 28, 1998, was primarily due to increased profitability of the Company's operations, an increase in deferred revenues and an increase in accounts payable and accrued expenses offset, in part, by an increase in accounts receivable.

   The Company's investing activities used cash of $56.7 million for the nine months ended February 28, 1998, compared with $4.1 million for the nine months ended February 28, 1997. The principal use of cash in investing activities for the nine months ended February 28, 1998 was approximately $50 million for the purchase of investments following the Company's initial public offering of common stock. In addition, investing activities for the nine months ended February 28, 1998 included increased capital expenditures related to the acquisition of computer equipment required to support expansion of the Company's operations. Investing activities also included investment in minority interest positions in certain international operations.

   The Company's financing activities provided cash of $52.0 million during the nine months ended February 28, 1998, compared with cash provided of $0.3 million for the nine months ended February 28, 1997. For the nine months ended February 28 1998, cash provided by financing activities primarily included $50.2 million from the sale of the Company's common stock in an initial public offering and $1.8 million from the exercise of stock options. For the nine months ended February 28, 1997, cash provided from financing activities consisted primarily of proceeds received from the exercise of stock options offset in part by payments on capital lease obligations and notes payable.

     The Company's sources of liquidity at February 28, 1998 consisted principally of cash, cash equivalents and investments of $71.8 million. This amount includes approximately $50.2 million in cash generated from the Company's initial public offering of common stock which was completed on June 25, 1997. The Company also has a $10.0 million revolving line of credit facility with a bank. The line of credit expires in November 1998 and borrowings made thereunder are subject to certain covenants. No amounts were outstanding under the line of credit at February 28, 1998. The Company believes that its existing cash, cash equivalents and investments, cash generated from operations and the amounts available under the line of credit will be sufficient to fund its operations for the foreseeable future.

     The Company is actively engaged in researching any issues presented by the Year 2000 that may impact the Company's internal systems. These potential issues result from the use of two-digit year dates rather than four-digit year dates in computer code, which could cause potential failures in date-sensitive software systems that do not recognize "00" as 2000. The Company does not anticipate that Year 2000 issues will materially impact its operations. In addition, recent versions of the Company's client/server and heritage products are Year 2000 compliant. The Company does not anticipate any material impact on its revenues or earnings as a result of Year 2000 issues.

RECENTLY ISSUED ACCOUNTING STANDARDS

     The American Institute of Certified Public Accountants has approved a new Statement of Position (SOP), SOP 97-2, which will supersede Statement of Position 91-1, "Software Revenue Recognition." SOP 97-2 will be effective for the Company in Fiscal 1999. Management has assessed this new statement and believes that its adoption will not have a material effect on the timing of the Company's revenue recognition or cause changes to its revenue recognition policies.

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

   None.

ITEM 5.   OTHER INFORMATION

   None.

  ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits

        27.1  Financial Data Schedule


   (b)  Reports on Form 8K

   No reports on Form 8K were filed during the quarter ended February 28, 1998.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  March 17, 1998

                                GREAT PLAINS SOFTWARE, INC.



                                By /s/ Douglas J. Burgum
                                   -------------------------------------------
                                Douglas J. Burgum
                                Chairman of the Board, President and
                                     Chief Executive Officer



                                By /s/ Terri F. Zimmerman
                                   -------------------------------------------
                                Terri F. Zimmerman
                                Chief Financial Officer and Group Vice
                                     President, Finance and Operations
                                     (principal financial and accounting
                                     officer)

                                   EXHIBIT INDEX

     27.1  Financial Data Schedule