Form 10-K405
period 1998-05-31
GREAT PLAINS SOFTWARE INC
filed 1998-08-31
CIK 758540

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-K
(Mark One)  /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the fiscal year ended May 31, 1998


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The aggregate market value of Common Stock, par value $.01 per share, held by non-affiliates of the registrant as of July 31, 1998 was approximately $282,561,873 (based on the last sale price of such stock as quoted on the Nasdaq National Market ($33.00) on such date).

As of July 31, 1998, the number of shares outstanding of the registrant's Common Stock, par value $.01 per share, was 13,787,833.

                         DOCUMENTS INCORPORATED BY REFERENCE


Portions of the registrant's Proxy Statement dated August 7, 1998 for the 1998 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K (the "Form 10-K Report").


                                       PART I


ITEM 1.  BUSINESS
-------------------------------------------------------------------------------

GENERAL

Great Plains Software, Inc. (the "Company") is a leading provider of Microsoft Windows NT-Registered Trademark- and SQL Server-based enterprise-wide solutions to the Midmarket. The Company's award-winning products and services automate essential business functions and enhance the strategic value of financial and operational information. The Company's products and services are sold and implemented exclusively by its extensive network of independent partner organizations throughout the world.

The Company's client/server products, Dynamics and Dynamics C/S+, are designed to meet the broad spectrum of business application needs of the "Midmarket", which generally consists of businesses with $1 million to $250 million in revenues and 10 to 2,500 employees. Dynamics C/S+ is the Company's client/server enterprise-wide solution and consists of the solution areas of financial, distribution, payroll and human resources, manufacturing, and service management. In addition, Dynamics C/S+ offers Internet electronic commerce solutions, which enable customers to integrate their web storefront with their financial and distribution applications. Dynamics is the Company's client/server solution for small businesses in the Midmarket and consists of financial, distribution, and payroll and human resources solutions.

In order to meet the needs of the Midmarket, the Company designs, develops, markets, sells and supports client/server products that are cost-effective, scalable and easy to implement, customize and use. The Company's client/server products are optimized for Microsoft technologies, most notably Windows NT and SQL Server, which are increasingly becoming the standard in the Midmarket. Moreover, by utilizing emerging Internet and electronic commerce technologies, the Company's enterprise-wide solutions allow Midmarket businesses to effectively conduct business over the Internet.

The Company has made a significant investment in building an experienced, knowledgeable and highly motivated distribution network, which consists of value added resellers (VARs), systems integrators, independent software vendors
(ISVs), national, regional and local accounting firms and specialized software consultants (together, the "Partners"). Through its Partner network, the Company provides customers with trained and knowledgeable software professionals who are available locally to implement its systems as well as provide ongoing service. Partners customize the Company's systems to fit individual business needs, and more than 200 independent software vendors (ISVs) provide vertical and horizontal extensions to the Company's Dynamics and Dynamics C/S+ solutions.

The Company believes that prompt and effective service and support are essential elements of a complete business management solution and dedicates significant resources to delivering timely, reliable and innovative service to its customers and Partners. The Company has received numerous industry awards for its customer and Partner service including its innovative on-line services, CustomerSource and PartnerSource. In May 1998, CustomerSource was named
"Best Overall Support Site of 1998" in the Association of Support
Professionals (ASP) and Softletter's annual "Ten Best Web Support Sites" competition. In May 1998, the Company also reached the service milestone of more than 250,000 consecutive support calls taken without missing a response time guarantee.

The Company was founded in 1981 and was incorporated as a Minnesota corporation in 1983.

INDUSTRY BACKGROUND

Throughout the 1990s, businesses of all sizes have increasingly deployed client/server business applications to improve their competitive position. Client/server business applications often enable greater access to information and allow for more efficiency in a company's operations than do traditional mainframe, minicomputer or stand-alone PC solutions. Greater access to business information can allow for better and faster decision making and higher levels of customer service. More efficient operations can result in lower costs, higher employee satisfaction, and expanded growth opportunities.

Businesses employing client/server business solutions can generally be grouped into two market segments: (i) the Midmarket (described above) and (ii) the "Enterprise Market", which consists of businesses with revenues in excess of $250 million and more than 2,500 employees.

Businesses in the Enterprise Market were the first to adopt client/server architecture as the standard for new implementations of enterprise-wide solutions. More recently, businesses in the Midmarket have also begun to demand fully integrated enterprise-wide business solutions based on client/server technology. However, client/server solutions designed for the Enterprise Market are often too complex and generally require too much time and money to implement for Midmarket businesses. Furthermore, implementation of traditional Enterprise Market solutions often require significant business process re-engineering that is unduly burdensome for Midmarket businesses.


MIDMARKET FINANCIAL MANAGEMENT SYSTEM NEEDS

Midmarket businesses have a number of key business requirements that are different from those of Enterprise Market businesses. The Company believes that Midmarket businesses require a client/server enterprise-wide business solution that is:

     -    cost-effective,
     -    designed for Microsoft technologies,
     -    easy to implement, customize and use; and,
     -    scalable

Midmarket businesses generally have fewer IT resources than Enterprise Market businesses. As a result, Midmarket businesses require cost-effective software solutions from vendors that can provide a substantial amount of assistance during the software system selection and implementation process, as well as ongoing local support and service. Midmarket businesses also require systems that can be rapidly implemented and are easy to learn, use and modify.

In order to ensure ongoing compatibility, supportability and ease of maintenance, many Midmarket businesses are standardizing on Microsoft technologies, most notably Windows NT and SQL Server as well as other Microsoft BackOffice components. As a result, Midmarket businesses are demanding business solutions that are native to Windows and optimized for Windows NT and Microsoft SQL Server.

Many Midmarket businesses experience rapid growth and have evolving business models. These businesses require business solutions that can be customized quickly and cost-effectively to accommodate the constantly changing nature of their business systems and procedures. The Company believes that client/server business solutions must allow Midmarket businesses to easily modify windows and reports, to integrate third-party solutions and to quickly write and seamlessly integrate custom applications.

Finally, Midmarket companies require business management solutions that can be scaled up as their businesses grow. This requirement is best met by products that offer broad functionality and scalable processing capabilities, and that have an open and flexible architecture that can easily incorporate additional technologies, including Internet and electronic commerce technologies which can extend the availability of information to employees across the enterprise and allow businesses to effectively conduct business over the Internet.

STRATEGY

The Company's strategy is to extend its position as a leading provider of Windows NT and Microsoft SQL Server enterprise-wide solutions to the Midmarket. To meet the needs of businesses in the Midmarket, the Company has deployed the following strategies:

DELIVER FULLY INTEGRATED ENTERPRISE-WIDE SOLUTION. Businesses in the upper-tier of the Midmarket are increasingly demanding a fully integrated enterprise-wide business solution. The Company, through its own internal development efforts and recent strategic product acquisitions, provides a fully integrated enterprise-wide client/server business solution whose components share the same platform, architecture and interface. This enterprise-wide business solution consists of financial, distribution, payroll and human resources, manufacturing, service management and electronic commerce solutions. In addition, independent software vendor (ISVs) offer more than 200 vertical and horizontal applications which further extend the Company's client/server solutions.

EXTEND TECHNOLOGY LEADERSHIP. The Company has a strong record of technical innovation and leadership and intends to continue to invest in the development of new technologies and products. The Company's client/server product lines, Dynamics C/S+ and Dynamics, were among the first business management solutions in the Midmarket to support Windows 98 and among the first to receive Microsoft Windows 95 (Dynamics C/S+ and Dynamics) and Microsoft BackOffice (Dynamics C/S+) logo compliance (recognition from Microsoft that they meet the development criteria for Windows 95 as well as Microsoft BackOffice technologies, including Windows NT and Microsoft SQL Server). In addition, Dynamics C/S+ was the first enterprise-wide solution to fully integrate and leverage Microsoft's Commerce Server to enable Midmarket businesses to integrate their web storefront with their financial and distribution applications. Moreover, the Company's client/server products have received industry awards, including an Editors' Choice Award from PC Magazine and a Reviewers' Choice Award from Personal Computing Magazine in the United Kingdom. The Company believes that its client/server architecture is well-suited for the ongoing integration of new technologies. The Company maintains a research team dedicated to assessing new and emerging technologies. In addition, the Company intends to maintain its leadership in providing customization capabilities that are essential to businesses in the Midmarket.

EXPAND AND STRENGTHEN PARTNER NETWORK. The Company believes that its Partner network has been able to penetrate the Midmarket by providing high-quality, cost-effective marketing, sales and service. Through its channel development and recruiting efforts, as well as its training, certification and performance recognition programs, the Company intends to continue to expand and strengthen this network. The Company offers extensive programs that provide Partners training, service and support to help them develop and expand their businesses, including a program which assists Partners in recruiting additional personnel. These programs also provide product and curricula offerings to colleges and universities designed to increase the number of graduates familiar with the Company's products. The Company also hosts a number of business and technology conferences each year, including "Stampede," an annual Partner conference in Fargo, where the Company is headquartered, that had more than 1,200 Partner participants in 1997.

CONTINUE AWARD-WINNING SERVICE AND SUPPORT. The Company believes that prompt and effective service and technical support are essential elements of a complete enterprise-wide business solution and are vital to maintaining customer and Partner satisfaction. The Company has received numerous industry awards for its customer and Partner service and continues to invest in its support infrastructure. For example, the Company expanded its Internet-based technical support to customers and Partners and, in fiscal 1998, received industry recognition and awards on these offerings. The Company believes that its initiatives will further increase the timeliness and effectiveness of its service and technical support. In addition to offering award-winning support on its client/server products, the Company intends to continue to support customers who use its DOS-based product, Great Plains Accounting.

EXPAND GLOBAL PRODUCT OFFERING AND INFRASTRUCTURE. The Company currently sells its products in the United States, Canada and through subsidiaries located in the United Kingdom, Australia, Singapore, South Africa and Scandinavia. In addition, the Company sells its products through international distribution partners in Germany, Poland, Latin America, the Czech Republic, Portugal, and the Middle East. The Company's client/server products have been sold in approximately 92 countries. The Company intends to expand its global infrastructure by expanding its existing subsidiary and international Partner operations, entering new markets, and extending the global functionality of its client/server products.

COMMITMENT TO PARTNERS, CUSTOMERS, AND EMPLOYEES. Great Plains Software is deeply committed to developing and sustaining long-term relationships with its Partners, customers, and employees. The Company's Mission Statement: "to improve the life and business success of partners and customers," expresses this commitment. The Company has been recognized throughout the industry for its high levels of customer and Partner service and its commitment to its employees. In December 1997, Great Plains was again named to the FORTUNE list of the "100 Best Companies to Work For in America".

TECHNOLOGY

The Company's client/server products leverage key Microsoft technologies and are based on the following strategies:

NATIVE WINDOWS AND WINDOWS NT IMPLEMENTATION. The Company's client/server products are designed to take full advantage of Windows and Windows NT capabilities. The Company believes that its design philosophy has resulted in products that are easier to use and more intuitive because they adhere closely to the same interface standards as Windows desktop applications. Moreover, as native Windows applications, the Company's client/server products require less memory and enable more efficient multi-tasking than screen-scraper products.

STANDARDS-BASED C++ DEVELOPMENT ARCHITECTURE. The development architecture of the Company's client/server products is standards-based C++. This robust and flexible development environment has enabled the Company to build its products to leverage important technology advancements including 32-bit technologies, Windows NT, Microsoft SQL Server, and Visual Basic for Applications. Most recently, the Company has leveraged and embedded Visual Basic for Applications into its client/server products, allowing customers and Partners to customize their solutions with a familiar tool. The use of standards-based C++ as the Company's development architecture will provide the Company flexibility in continuing to deliver solutions on the latest technologies and platforms.

MICROSOFT SQL SERVER OPTIMIZATION. Dynamics C/S+ is optimized for the latest releases of Microsoft SQL Server and includes stored procedures to enhance distributed processing, overall performance and data integrity. The Company's implementation of Microsoft SQL Server and Windows NT also enhances data accessibility and system scalability.

INTEGRATION WITH MICROSOFT SITE SERVER, COMMERCE EDITION. Dynamics C/S+ was the first enterprise-wide solution to fully integrate with Microsoft's Site Server, Commerce Edition, enabling Midmarket businesses to integrate their web storefront with their financial and distribution applications.

COMPONENTIZED FUNCTIONALITY. The business rules, or financial logic, of the Company's products have been designed and developed into "logic components." This "componentization" or "object orientation" of the product allows the Company to use software code multiple times within a product and from product to product, increasing the speed with which new applications and product extensions can be developed. The componentized architecture of the Company's products also allows Company and third-party applications to share a common user interface thereby creating a seamless and easy to use environment for customers. Moreover, the Company makes certain components available to solution developer Partners, which facilitates their ability to integrate companion products into the Company's client/server products.

MULI-TIER CLIENT/SERVER ARCHITECTURE. The multi-tier client/server architecture of the Company's products enhances the processing flexibility and efficiency of its products by allowing processing to occur on the desktop computer, the application server or the database server. In addition, this architecture enhances scalability and deployment capabilities over wide area networks and the Internet.

PRODUCTS
The Company's upper-tier client/server product line, Dynamics C/S+, is a fully integrated enterprise-wide solution consisting of financial, distribution, payroll and human resources, manufacturing, service management, and electronic commerce solutions. The Company's client/server product line for smaller businesses in the Midmarket, Dynamics, is a broad business management solution consisting of financial, distribution, and payroll and human resources solutions. Both client/server product lines also consist of a suite of reporting, customization and development tools. In addition, the Company also offers a DOS- and Macintosh-based product, Great Plains Accounting.

DYNAMICS C/S+
First released in July 1994, Dynamics C/S+ is the Company's client/server enterprise-wide solution for Midmarket businesses that have high volume processing requirements, complex enterprise-wide business management needs and formal IT departments. Dynamics C/S+ has received several industry awards, was one of the first enterprise solutions to receive Microsoft Windows 95 and BackOffice logo compliance, and was the first enterprise-wide solution to fully integrate with Microsoft Site Server, Commerce Edition. The Dynamics C/S+ solution consists of the following:

     FINANCIAL. The Dynamics C/S+ Financial Suite consists of General Ledger, Consolidations and Budgeting, Fixed Assets, Accounts Receivable, and Accounts Payable. The Financial Suite is designed to meet the needs of businesses in the upper-tier of the Midmarket, including those businesses with multiple entity and multinational reporting requirements. The financial suite fully integrates with all other components of the Dynamics C/S+ solution and is designed to meet the needs of businesses across all industries.

     DISTRIBUTION. The Dynamics C/S+ Distribution Suite consists of Inventory, Sales Order Processing, Purchase Order Processing and an Internet self-service application, Dynamics.Requisition, which allows customers to automate the purchase requisition and approval process. The Distribution Suite is designed to meet the distribution needs of wholesale distribution and manufacturing businesses in the Midmarket and is integrated with the Dynamics C/S+ Manufacturing and Financial Suites. In addition, the Distribution Suite is a key component in the Company's electronic commerce solution, Dynamics.Commerce.

     PAYROLL AND HUMAN RESOURCES. The Dynamics C/S+ Payroll and Human Resources solution consists of Payroll, Human Resources and Direct Deposit applications. The Payroll and Human Resources solution is designed to meet the needs of Midmarket businesses across all industries and is integrated with the Dynamics C/S+ Financial Suite. In addition, for Midmarket manufacturing businesses, the Dynamics C/S+ Payroll and Human Resources solution integrates with the Dynamics C/S+ Manufacturing Suite, allowing more accurate cost accounting for Midmarket discrete manufacturing firms.

     MANUFACTURING. The Dynamics C/S+ Manufacturing Suite consists of Bill of Materials, Materials Requirements Planning, Capacity Requirements Planning, Master Production Scheduling, Sales Forecasting, Manufacturing Orders and Engineering Change Management. The Manufacturing Suite is designed to meet the needs of discrete manufacturing businesses in the Midmarket and is integrated with the Dynamics C/S+ Financial Suite, Distribution Suite, and Payroll and Human Resources solution. In addition, the Manufacturing Suite shares the same platform, architecture and interface as these Dynamics C/S+ solution components.

     SERVICE MANAGEMENT. The Dynamics C/S+ Service Management Suite consists of Service Call Management, Depot Management, Contract Administration, Preventive Maintenance and Returns Management. In addition, the solution consists of an Internet self-service application, Dynamics.Service Center, which allows customers to, over the Internet, schedule a service technician visit.

     The Service Management Suite is designed for service businesses in the Midmarket who deliver fee, contract, or warrantee based services on equipment either at a customer's site or at a depot location. The Service Management suite is integrated with the Dynamics C/S+ Financial Suite and Distribution Suite. In addition, the Service Management Suite can be utilized by Manufacturing Suite customers who also deliver service on the products they manufacture.

     INTERNET ELECTRONIC COMMERCE. The Dynamics C/S+ electronic commerce solution, Dynamics.Commerce, is fully integrated with the Microsoft Site Server, Commerce Edition and allows Midmarket businesses to integrate their web storefront with their Dynamics C/S+ Financial Suite and Distribution Suite.

DYNAMICS
First released in February 1993, Dynamics is the Company's client/server business solution for Midmarket businesses that need a Windows client/server solution that is flexible and cost-effective, but does not require IT personnel dedicated to database administration. Dynamics is built on the same foundation as Dynamics C/S+ and leverages leading Microsoft technologies, including Microsoft Windows 98, Windows NT and Visual Basic. Dynamics has received several industry awards and was one of the first client/server business applications to receive Windows 95 logo compliance. The Dynamics solution consists of the following:

     FINANCIAL. The Dynamics Financial Suite consists of General Ledger, Accounts Receivable, and Accounts Payable. The Dynamics Financial Suite is designed to meet the needs of smaller businesses in the Midmarket and is fully integrated with all other components of the Dynamics solution.

     DISTRIBUTION. The Distribution Suite consists of Inventory, Sales Order Processing, Purchase Order Processing and Bill of Materials (Beta Release). The Distribution Suite is designed to meet the distribution needs of wholesale distribution and light manufacturing businesses in the Midmarket and is integrated with the Dynamics Financial Suite.

     PAYROLL AND HUMAN RESOURCES. The Dynamics Payroll and Human Resources solution consists of Payroll, Human Resources and Direct Deposit applications. The Dynamics Payroll and Human Resources solution is designed to meet the needs of smaller Midmarket businesses across all industries and is integrated with the Dynamics Financial Suite

In addition to the Dynamics Financial Suite, Distribution Suite, and Payroll and Human Resources solution, numerous independent software developers provide vertical solutions on the same platform with the same architecture and interface as the Dynamics solution, allowing Dynamics customers and Partners to deploy an integrated business management solution.

REPORTING, CUSTOMIZATION AND DEVELOPMENT
The Company's suite of client/server reporting tools consists of the Dynamics Report Writer, Crystal Reports, and Dynamics.View. The Dynamics Report Writer and Crystal Reports enable the Company's client/server customers and Partners to meet their specialized reporting needs. Dynamics.View, an Intranet-based application, allows employees across a customer's enterprise to gain secure access to business information via a web browser. In addition, for Dynamics C/S+ customers, the Company offers a Dynamics C/S+ edition of Cognos, which includes specialized reporting templates for sophisticated reporting and analysis.

The Company's suite of client/server customization and development tools, DynamicTools, allows customers and Partners to customize and extend the functionality of Dynamics C/S+ and Dynamics. Key tools in the DynamicTools suite are Dexterity, Modifier with Visual Basic for Applications, Continuum for Visual Basic, and Continuum for Excel. Dexterity enables customers and third party developers to create applications that seamlessly integrate with, and have the same look and feel as, the Company's client/server applications. Modifier with Visual Basic for Applications can be used to customize any Dynamics or Dynamics C/S+ window, report, control or component of business logic. Continuum for Visual Basic facilitates integration between the Company's client/server products and Microsoft Visual Basic applications through the use of wizards (online instruction guides) and point-and-click operations. Continuum for Microsoft Excel facilitates integration between the Company's client/server products and Microsoft Excel spreadsheets through the use of wizards and point-and-click operations.

GREAT PLAINS ACCOUNTING
The Company's Great Plains Accounting product is available for DOS and Macintosh operating systems in LAN and single user environments. Great Plains Accounting includes a suite of financial and distribution applications that provide customers with a broad range of features and functions. The Company's most recent versions of Great Plains Accounting, Version 9 and Great Plains Accounting for Windows, were released in February 1997 and December 1997, respectively. Both releases were marketed primarily to existing Great Plains Accounting customers. The Company is actively promoting the migration of its Great Plains Accounting customers to its client/server products. The Company's revenues from its Great Plains Accounting product have been declining, and the Company expects that these revenues will continue to decline in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Revenues."

SALES AND MARKETING
SALES. The Company sells, implements and supports its products exclusively through its Partner network consisting of VARs, systems integrators, ISVs, national, regional and local accounting firms, and specialized software consultants. The Company's Partners are independent organizations that perform some or all of the following functions: sales and marketing; systems implementation and integration; software development and customization; and ongoing consulting, training, service and technical support. In many instances, a Partner's primary source of income is derived from selling, implementing and supporting the Company's products.

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

The Company has subsidiaries located in the United Kingdom, Australia, Singapore, South Africa and Scandinavia. In addition, the Company has established distribution relationships with international distribution partners in Western and Eastern Europe, the Middle East, and Latin America to further the international distribution of its products. These distribution Partners typically localize and translate the Company's products, locate and train qualified VARs, market the Company's products and provide ongoing customer service and technical support. International Partners typically pay localization and translation costs for the Company's software in exchange for exclusive distribution rights, while the Company retains ownership of the localized version of the software. The Company and its international Partners have developed localized language versions of its client/server products including Arabic, Polish, Russian, German, Portuguese and Spanish. In addition, the Company has developed localized versions for the United Kingdom, Australia, New Zealand, South Africa and French-speaking Canada. The Company's client/server product architecture is designed to facilitate the translation, localization and maintenance of multilingual, multinational versions.

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

The Company has a comprehensive marketing strategy with several key components: corporate and product image and awareness building, direct marketing to both prospective and existing customers, a strong Web presence, broad-scale events with strategic partners and local marketing with Partners. The Company's corporate image strategy primarily includes national advertising in key financial, business and technology publications as well as public relations activities. The Company's direct marketing includes ongoing direct mail efforts to existing and prospective customers. For prospective customers, the Company also offers seminars and self-qualifying tools to assist them in selecting client/server business management solutions. Seminars are offered in conjunction with Partners in their local or industry-specific markets. The Company increases product awareness by sponsoring large scale events and seminars for prospective customers with key industry partners, such as Microsoft, Compaq, and IBM. Finally, the Company's marketing strategy is designed to take advantage of the Company's Partner network by including cooperative marketing programs designed for Partners' local markets.

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

CUSTOMERS
The Company's client/server products offer functionality and scalability to suit a wide range of Midmarket businesses, from fast-growing entrepreneurial businesses to divisions of large enterprises. In addition, the Company's client/server products, implemented as an integrated enterprise-wide solution or with an industry-specific third party application, have been purchased by companies in a wide variety of industries, such as:


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

CUSTOMER AND PARTNER SERVICE
The Company believes that prompt and effective service and technical support is an important component of a complete business management solution and is critical to the long-term satisfaction of its customers and Partners. The Company has received numerous awards for its Partner and customer service, including the 1996 Positive Performer Grand National Award for excellence in customer service from Inc. magazine and MCI Communications.

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

The Company provides service and technical support through a service organization consisting of 183 employees as of May 31, 1998. The Company provides a variety of training, technical support and service programs for customers that supplement the primary support provided by Partners. The Company offers video, teleconference and classroom training as well as technical support through a toll-free number, its Web site and onsite consultations. Telephone support calls are handled by professional support personnel and have various guaranteed response times, depending on the type of support plan purchased. Response times as short as 30 minutes are offered. In addition to its technical support programs, customers are offered software maintenance programs for an annual fee. These programs provide customers with product upgrades and online information and assistance through the Company's award-winning CustomerSource web site. The Company also offers comprehensive training and product support to its Partners including an award-winning web site, PartnerSource, to ensure that they provide the necessary levels of technical support and assistance to customers. Finally, the Company offers its Partners a variety of consulting resources for resale to customers, including strategic implementation planning, project management and product customization.

RESEARCH AND DEVELOPMENT
Since its inception, the Company has made substantial investments in research and development. During the fiscal years 1998, 1997, and 1996, software development expenses were $12.6 million, $9.7 million and $8.9 million, respectively. As of May 31, 1998, the Company had 227 employees engaged in research and development.

The Company's research and development efforts employ a standard development process to guide software development through stages of product concept, market requirements analysis, product definition, design specification, coding, testing and release. These efforts are also focused on identifying, developing and integrating leading technologies into its products to better meet customer needs.

The Company's software products are designed for Microsoft technologies, including Windows NT, Windows 95, Windows 98 and SQL Server. In addition, the Company's products utilize other Microsoft technologies, including Site Server, Internet Information Server, Visual Basic and Visual Basic for Applications. Accordingly, the Company's strategy will require that the Company's products and technology be compatible with new developments in Microsoft's technology.

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

In North America, the Company faces a number of competitors in the Midmarket. Outside North America, the Company also faces competition from a number of competitors, several of which have significant shares in their home markets. In addition, the Company competes for Midmarket business with companies primarily targeting the Enterprise Market. The Company believes that the products from these competitors are neither designed nor priced to meet the needs of the Midmarket, and that the Company competes effectively against them in the Midmarket. The Company's products also face competition from providers of industry-specific applications as well as indirect competition from in-house, custom-developed business management applications.

Certain of the Company's competitors have substantially greater financial, marketing or technical resources than the Company. There can be no assurance that other companies have not developed or marketed or will not develop or market products that are superior to those of the Company, that are offered at substantially lower prices than those of the Company, or that have or will achieve greater market acceptance than those of the Company. In addition, there can be no assurance that alternative methods of delivering enterprise applications will not provide increased competition.

EMPLOYEES
As of May 31, 1998, the Company (including its subsidiaries) had a total of 755 full time equivalent employees ("FTEs"), including 447 FTEs in sales, marketing, technical support and consulting services, 227 FTEs in research and development and 81 FTEs in administration. None of the Company's employees are represented by a labor union. Management believes that its relations with the Company's employees are good. In fiscal 1998, the Company received recognition as one of the "100 Best Companies to Work for in America" as reported in FORTUNE magazine, December 1997.

The Company believes that its continued success will depend in large part upon its ability to attract and retain highly-skilled technical, managerial, sales and marketing personnel. The loss of services of one or more of the Company's key employees could have a materially adverse effect on the Company's business, operating results and financial condition. The Company intends to hire a significant number of additional service and technical personnel in fiscal 1999. Competition for the hiring of such personnel in the software industry is intense, and the Company from time to time experiences difficulty in locating candidates with appropriate qualifications, particularly within the desired geographic location. It is widely believed that the technology sector is at or over a state of full employment. There can be no assurance that the Company will be successful in attracting and retaining the personnel it requires to develop, market and support new or existing software. The growth in the Company's customer base and expansion of its product lines and supported platforms have placed, and are expected to continue to place, a significant strain on the Company's management and operations, including its service and development organizations.

FORWARD-LOOKING STATEMENTS
The above Business section and other parts of the Form 10-K Report contain forward-looking statements that involve risk and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those contained above in this Item 1, the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in
Item 7 and Exhibit 99.1 to the Form 10K Report.

EXECUTIVE OFFICERS
The executive officers of the Company, their ages and positions and a brief biography of each individual are as follows:



NAME                          AGE            POSITION
Douglas J. Burgum. . . . .    42   Chairman of the Board, President and Chief
                                           Executive Officer
Terri F. Zimmerman . . . .    35   Chief Financial Officer and Vice President
Steve K. Sydness . . . . .    43   Vice President, International Operations
Jodi A. Uecker-Rust. . . .    36   Vice President, Center for Organizational
                                            Excellence (CORE) and Heritage
                                            Business
Darren C. Laybourn . . . .    36   Vice President, Global Development

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

TERRI F. ZIMMERMAN has served as Chief Financial Officer since February 1997 and Vice President, Finance and Operations since June 1996. Previously, she held the position of Vice President of Finance and Operations from June 1995 to June 1996. Ms. Zimmerman joined the Company as Director of Finance in September 1994. She was previously employed by Deloitte & Touche LLP in Minneapolis as a Senior Manager. Ms. Zimmerman holds a B.A. in Business Administration from the University of North Dakota. Ms. Zimmerman is a Certified Public Accountant.

STEVE K. SYDNESS has served as Vice President, International Operations since June 1997. Mr. Sydness was Vice President, Dynamics from July 1996, to June 1997, Vice President, Business Development from June 1995 to June 1996, Vice President of Sales from June 1994 to June 1995 and Vice President of Strategic Planning June 1993 to June 1994. Prior to joining Great Plains Software in January 1987, he was employed by Dr. Henry Kissinger Associates and the management consulting firm McKinsey & Company, Inc. in their New York and Tokyo offices. Mr. Sydness holds a B.A. from Principia College and an M.B.A. from Harvard Business School.

JODI A. UECKER-RUST has served as Vice President, Center for Organizational Excellence (CORE) and Heritage Business of the Company since June 1996. Ms. Uecker-Rust served as Vice President of Employee Services for the Company from August 1994 through May 1996 and as Vice President of Operations and Customer Service from June 1993 through August 1994. Ms. Uecker-Rust has been with Great Plains Software for 13 years. Prior to 1984 she was with Honeywell, Inc.

DARREN LAYBOURN is Vice President, Global Development. From June 1997 to July 1998, Mr. Laybourn served as General Manager, Global Development and from June 1994 to June 1997 he was General Manager, Dynamics Tools. Mr. Laybourn joined the Company in 1994 and prior to that time was employed by The Boeing Company in Seattle, where he directed development efforts supporting manufacturing and corporate computing infrastructure. He holds a B.S. in Computer Science and Mathematics from the University of Washington.


ITEM 2.  PROPERTIES
-------------------------------------------------------------------------------

The Company's principal administrative, marketing, production and product development facilities consist of an aggregate of approximately 86,000 square feet at three locations in Fargo, North Dakota. In addition, the Company has research and development offices in Seattle, Washington, Minneapolis, Minnesota, and Watertown, South Dakota. The Company occupies the Fargo and research and development sites under lease agreements that expire at various times through June 2001. Total rent expense during fiscal 1998, 1997, and 1996 was $1,054,000, $866,000 and $871,000, respectively. The Company is currently planning to move into an expanded leased facility in Fargo, North Dakota that is expected to be occupied by the Company in the fourth quarter of fiscal 1999. The Company expects that the new facility will result in increased rent expense.


ITEM 3.  LEGAL PROCEEDINGS
-------------------------------------------------------------------------------

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURTIY HOLDERS
-------------------------------------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended May 31, 1998.

                                      PART II
                                     -------

ITEM 5.  MARKET PRICE
--------------------------------------------------------------------------------

The Company's Common Stock began trading on the Nasdaq National Market under the symbol GPSI on June 20, 1997. Prior to such date, there was no established public trading market for the Company's Common Stock.

The following table sets forth, for the period indicated, the high and low sales prices of the Company's Common Stock, as quoted on the Nasdaq National Market.

                                                    High      Low
                                                    ----      ---
First Quarter Fiscal 1998
(from June 20, 1997 through August 31, 1997)      $35.000   $23.750
Second Quarter Fiscal 1998                        $29.125   $21.500
Third Quarter Fiscal 1998                         $33.625   $20.500
Fourth Quarter Fiscal 1998                        $39.000   $29.500

On July 31, 1998, the closing sales price per share of the Company's Common Stock as quoted on the Nasdaq National Market was $33.00. On July 31, 1998, there were approximately 242 holders of record of the Company's Common Stock, representing approximately 2,954 shareholder accounts.

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


ITEM 6.   SELECTED FINANCIAL DATA
-------------------------------------------------------------------------------

The selected consolidated financial data below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 below and the Consolidated Financial Statements and the Notes thereto included in Item 8 below.


------------------------------------------------------------------------------------------------------------------------------------
 YEAR ENDED MAY 31,                                      1998             1997             1996             1995             1994
------------------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF
  OPERATIONS DATA
Revenues:
  License                                       $      52,949    $      35,919    $      27,078    $      25,050    $      19,165
  Service                                              32,710           21,201           15,193           12,847            9,949
                                                ---------------------------------------------------------------------------------
     Total revenues                                    85,659           57,120           42,271           37,897           29,114

Cost of revenues:
  License                                              11,220            6,362            4,913            4,439            4,997
  Service                                              11,118            8,260            5,980            5,622            5,479
                                                ---------------------------------------------------------------------------------
     Total cost of revenues                            22,338           14,622           10,893           10,061           10,476
                                                ---------------------------------------------------------------------------------
     Gross profit                                      63,321           42,498           31,378           27,836           18,638

Operating expenses:
  Sales and marketing                                  31,636           21,935           14,477           14,013           14,331
  Research and development                             12,586            9,678            8,876            9,308           10,676
  General and administrative                            7,587            5,592            4,763            3,886            3,607
  Acquired in-process research and development          7,136                -                -                -                -
                                                ---------------------------------------------------------------------------------
       Total operating expenses                        58,945           37,205           28,116           27,207           28,614
                                                ---------------------------------------------------------------------------------
Operating income (loss)                                 4,376            5,293            3,262              629          (9,976)

Other income (expense), net                             3,274              558              100             (260)           (381)
                                                ---------------------------------------------------------------------------------

  Income (loss) before income taxes                     7,650            5,851            3,362              369         (10,357)

Income tax provision (benefit) (1)                      3,203            2,207           (4,099)              45             (27)
                                                ---------------------------------------------------------------------------------

Income (loss) before cumulative effect of
  change in accounting principle                        4,447            3,644            7,461              324         (10,330)

Cumulative effect of a change in accounting
  principle                                                 -                -                -             (200)               -
                                                ---------------------------------------------------------------------------------

  Net income (loss)                             $       4,447    $       3,644    $       7,461    $         124   $     (10,330)
                                                ---------------------------------------------------------------------------------
                                                ---------------------------------------------------------------------------------

Income (loss) per common share:
  Basic                                         $        0.33    $       (1.78)   $        0.58    $        0.00   $       (1.52)
  Diluted                                       $        0.32    $        0.36    $        0.76    $        0.01   $       (1.52)
                                                ---------------------------------------------------------------------------------

Shares used in computing income (loss) per
  common share:
  Basic                                            13,381,414        7,629,460        7,352,820        7,158,950        6,776,906
  Diluted                                          14,089,092       10,003,349        9,764,924        9,164,980        6,776,906
                                                ---------------------------------------------------------------------------------




------------------------------------------------------------------------------------------------------------------------------------
 MAY 31,                                                  1998              1997             1996             1995            1994
------------------------------------------------------------------------------------------------------------------------------------

 CONSOLIDATED BALANCE SHEET DATA
 Assets:
   Cash, cash equivalents and investments       $       66,918    $      16,243    $       8,256    $        2,892   $         119
   Total Assets                                        102,845           33,214           24,361            15,327           8,845
 Working Capital                                        50,824            6,658            1,012           (4,992)        (15,400)
 Liabilities and stockholders' equity
   (deficit)
   Deferred revenues                                    15,133           10,448            9,018             8,027           6,897
   Long-term debt and capital lease
    obligations, less current portion                        -                -               20               750           1,281
   Mandatory redeemable convertible preferred
    stock                                                    -           28,698           11,502             8,300               -
   Total stockholders' equity (deficit)                 69,671          (16,277)          (4,812)           (9,066)        (11,303)


(1) Net income for the year ended May 31, 1996 includes an income tax benefit of $4.1 million related to the reversal of a valuation allowance. The reversal reflects the recognition of net operating loss carryforwards and other deferred tax assets and was a result of management's analysis of the Company's current levels of earnings and future outlook, which increased the likelihood of the Company realizing its deferred tax assets. For subsequent periods, the Company has provided for income taxes utilizing federal and state statutory income tax rates. See Note 10 of Notes to Consolidated Financial Statements.

(2) For an example of the determination of the number of shares used in computing net income per share, see Note 1 of Notes to Consolidated Financial Statements.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

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


OVERVIEW
-------------------------------------------------------------------------------

Great Plains Software, Inc. (NASDAQ: GPSI) is a leading provider of Microsoft Windows NT(R) and SQL Server-based enterprise-wide solutions to the Midmarket. The company's award-winning products and services automate essential business functions and enhance the strategic value of financial and operational information. The Company's products and services are sold and implemented by its extensive network of independent partner organizations throughout the world.

The Company has been a leading provider of business software solutions since 1982 when it began selling Great Plains Accounting (the "heritage product"). In the late 1980s, the Company anticipated the market shift towards Windows and client/server business solutions and, in February 1993, released Dynamics.

Dynamics is the Company's client/server product for small businesses in the Midmarket. In July 1994, the Company released Dynamics C/S+. Dynamics C/S+ is the Company's enterprise-wide solution for the upper tier of the Midmarket and is optimized for Windows NT and Microsoft SQL Server. The Company recently expanded its enterprise-wide client/server product offering with two acquisitions that were completed in the fourth quarter of fiscal 1998. The acquisitions added a suite of manufacturing applications, a human resources management system, and a sophisticated multinational consolidations and budgeting solution to the Company's client/server solutions.

The Company made significant investments in research and development in the early 1990s to launch its client/server products. In addition, the Company has made a significant investment in building an experienced and knowledgeable network of independent channel Partners to market, implement and support its Dynamics and Dynamics C/S+ products (together, the "client/server products"). Since the release of the client/server products, the Company's principal source of revenues has shifted from the heritage product to the client/server products. Client/server products accounted for 87.3%, 77.4%, and 61.4% of the Company's total revenue for fiscal 1998, 1997, and 1996, respectively.

The Company's revenues are derived from two principal sources: software license fees ("license fees") and fees for maintenance, technical support, training and consulting services (collectively, "service fees"). The Company recognizes revenue in accordance with Statement of Position 91-1, Software Revenue Recognition. Statement of Position 97-2, which will supersede Statement of Position 91-1, will be effective for the Company in fiscal 1999. Management has assessed this new statement and believes that its adoption will not have a material effect on the timing of the Company's revenue recognition or cause changes to its revenue recognition policies. See Note 1 of Notes to Consolidated Financial Statements.

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

The Company's client/server customers are required to purchase a one-year maintenance plan at the time the product is acquired. A majority of client/server customers renew the maintenance plan after the initial term. Under the maintenance plan, the Company provides client/server customers with product upgrades in addition to online assistance and information. The maintenance program for the Company's heritage product provides customers with product updates, which are less significant releases of the heritage product; however, heritage product upgrades are not included in the heritage maintenance program. Heritage customers can purchase product upgrades as they are released. The Company has historically released significant upgrades of its heritage product approximately every two years.

The Company currently sells its products outside the United States and Canada through subsidiaries located in the United Kingdom, Australia, Singapore, South Africa, and Scandinavia as well as through international partners located in Germany, Poland, Portugal, Latin America, the Czech Republic and the Middle East. The Company's client/server products are available in 8 languages and have been sold in approximately 92 countries.

For further discussion of recently issued accounting standards which may impact the Company's future financial results, see Note 1 of the Consolidated Financial Statements, Recently Issued Accounting Standards.

RESULTS OF OPERATIONS
-------------------------------------------------------------------------------


The following table sets forth for the periods indicated the percentage of total revenues represented by certain items reflected in the Company's consolidated statement of income.


-------------------------------------------------------------------------------
YEAR ENDED MAY 31,                        1998           1997            1996
-------------------------------------------------------------------------------
AS A PERCENTAGE OF TOTAL REVENUES


Revenues:

  License                                 61.8%          62.9%           64.1%

  Service                                 38.2           37.1            35.9
-------------------------------------------------------------------------------
    Total revenues                       100.0          100.0           100.0


Cost of revenues:

  License                                 13.1           11.1            11.6

  Service                                 13.0           14.5            14.2
-------------------------------------------------------------------------------
    Total cost of revenues                26.1           25.6            25.8
-------------------------------------------------------------------------------
    Gross profit                          73.9           74.4            74.2


Operating expenses:

  Sales and marketing                     36.9           38.4            34.2

  Research and development                14.7           16.9            21.0

  General and administrative               8.9            9.8            11.3

  Acquired in-process research and
  development                              8.3
-------------------------------------------------------------------------------
   Total operating expenses               68.8           65.1            66.5
-------------------------------------------------------------------------------
Operating income                           5.1            9.3             7.7

Other income, net                          3.8            1.0             0.2
-------------------------------------------------------------------------------
Income before income taxes                 8.9           10.3             7.9

Income tax provision (benefit)             3.7            3.9            (9.7)
-------------------------------------------------------------------------------
Net income                                 5.2%           6.4%           17.6%
-------------------------------------------------------------------------------

REVENUES

REVENUES. Revenues increased to $85.7 million for fiscal 1998 from $57.1 million in fiscal 1997 and $42.3 million in fiscal 1996, representing increases of 50.0% and 35.1%, respectively. These increases in revenues were primarily due to increased demand for the Company's Dynamics C/S+ and Dynamics products (together, the "client/server products") and related service fees.

The following tables set forth for the periods indicated client/server and heritage product revenues, each as a percentage of total revenues:

-------------------------------------------------------------------------------
YEAR ENDED MAY 31,                        1998           1997            1996
-------------------------------------------------------------------------------

Client/server product revenues            87.3%           77.4%           61.4%

Heritage product revenues                 12.7%           22.6%           38.6%
                                   --------------------------------------------

Client/server product revenues, including license and service fees, increased to $74.8 million for fiscal 1998 from $44.2 million in fiscal 1997 and $25.9 million in fiscal 1996 representing increases of 69.1% and 70.5%, respectively.

The increase in client/server product revenues was offset, in part, by a decrease in revenues from the Company's heritage product. Heritage product revenues decreased to $10.9 million in fiscal 1998 from $12.9 million in fiscal 1997 and $16.4 million in fiscal 1996 representing decreases of 15.6% and 21.1%, respectively. The decrease in heritage product revenues was primarily due to a decrease in demand for DOS and Macintosh solutions, which reflects the broader market trend toward Windows and Windows NT solutions.

The Company's international revenues increased to $13.4 million in fiscal 1998 from $8.6 million in fiscal 1997 and $4.4 million in fiscal 1996 representing 15.6%, 15.0% and 10.4% of total revenues for fiscal 1998, 1997 and 1996, respectively. These increases were a result of growth in existing markets as well as the addition of distribution in new markets. In fiscal 1998, the growth was primarily a result of growth in the Company's international subsidiary operations in the United Kingdom and Australia as well as from the addition of new subsidiary operations in Singapore and South Africa. In addition, the Company completed the acquisition of a company in Scandinavia in the fourth quarter of fiscal 1998. The acquired company's primary product was a sophisticated consolidations and budgeting solution, which is an important component in the expansion of Great Plains' client/server offerings. This new international operation had minimal impact on revenues in fiscal 1998.

LICENSE. Total license fee revenues increased to $53.0 million in fiscal 1998 from $35.9 million in fiscal 1997 and $27.1 million in fiscal 1996, representing increases of 47.4% and 32.7%, respectively. These increases in total license fee revenues are largely attributable to increased market demand for the Company's client/server products as well as a broader client/server product offering. In September 1997, with a strategic partner, the Company added to its client/server product offering with the release of a service management solution. In addition, the Company broadened its client/server solutions with the addition of manufacturing, human resources and consolidations and budgeting solutions through acquisitions completed in the Company's fourth quarter of fiscal 1998. These acquisitions did not have a material impact on revenue in fiscal 1998. Moreover, the Company increased its sales, marketing and service capacity in fiscal 1998, fiscal 1997, and fiscal 1996. These additional investments have led to an increase in the number of client/server software licenses in fiscal 1998 and fiscal 1997.

The increase in client/server product license fee revenues was offset, in part, by a decrease in heritage product license fee revenues. The decrease in heritage product license fees is primarily a result of decreased demand for DOS and Macintosh solutions. In addition, the Company has historically released significant upgrades of its heritage product approximately every two years, which had a positive impact on heritage product license fee revenues in the quarters following release. A significant upgrade of the heritage product was released in February 1997, Version 9, which the Company marketed principally to the Company's installed base of heritage product customers. Revenues from the Version 9 upgrade continued in fiscal 1998. In addition, a less significant upgrade, Great Plains Accounting for Windows, was released in December 1997, which also contributed to heritage product revenues in fiscal 1998.

Notwithstanding the positive impact on revenues these releases may have in future periods, the Company expects that overall heritage product license fee revenues will continue to decline. In addition, the Company also anticipates that fluctuations in heritage product license fee revenues due to new releases will have a reduced impact on total license fee revenues as heritage product license fee revenues become a smaller portion of total license fee revenues.

SERVICE. Service revenues increased to $32.7 million in fiscal 1998 from $21.2 million in fiscal 1997 and $15.2 million in fiscal 1996 representing increases of 54.3% and 39.5%, respectively. Service revenues as a percentage of total revenues were 38.2%, 37.1%, and 35.9% for fiscal 1998, 1997, and 1996, respectively. The increase in service revenues is due largely to the increased number of licenses for client/server products and renewals of existing maintenance and support contracts from the increased installed base of client/server customers.


COSTS AND EXPENSES

COST OF LICENSE FEES. Cost of license fees consists primarily of the costs of product manuals, media, shipping and royalties paid to third-party OEM partners. Cost of license fees increased to $11.2 million in fiscal 1998 from $6.4 million in fiscal 1997 and $4.9 million in fiscal 1996 representing 21.2%, 17.7% and 18.1% of total license fee revenues in fiscal 1998, 1997, and 1996, respectively. The increases in cost of license fees for fiscal 1998 and fiscal 1997 are primarily attributable to an overall growth in license fee revenues and an increase in royalties paid to third-party OEM partners. The increase in cost of license fees as a percentage of total revenues in fiscal 1998 is largely attributable to an increase in the sale of products for which the Company is obligated to pay royalties to third-party OEM partners. The cost of license fees as a percentage of license fee revenues may increase if the Company continues to add third-party OEM partners or if sales which include third-party products increase as a percentage of total revenues.

COST OF SERVICES. Cost of services consists of the costs of providing telephone support, training and consulting services to the Company's customers and Partners. Cost of services increased to $11.1 million for fiscal 1998 from $8.3 million in fiscal 1997 and $6.0 million in fiscal 1996 representing 34.0%, 39.0% and 39.4% of total service revenues for fiscal 1998, 1997, and 1996, respectively. The increase in cost of services is primarily due to the expansion of the Company's service resources. Cost of services as a percentage of service revenues decreased in fiscal 1998 and fiscal 1997 due, in part, to increased efficiency in the Company's support organization and continued strong customer enrollment in maintenance plans and support contracts. The Company anticipates that cost of services will increase in dollar amount as service revenues increase, and may increase as a percentage of service revenues as additional service resources are added to support the company's expanded product offerings as a result of acquisitions completed in the fourth quarter of fiscal 1998.

SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions, travel and promotional expenses. Sales and marketing expenses increased to $31.6 million for fiscal 1998 from $21.9 million in fiscal 1997 and $14.5 million in fiscal 1996, representing 36.9%, 38.4%, and 34.2% of total revenues for fiscal 1998, 1997, and 1996, respectively. The decrease in sales and marketing expenses as a percentage of total revenues from fiscal 1998 to fiscal 1997 reflects an increase in sales and marketing productivity and a corresponding increase in revenues derived from the Company's client/server products. The increase in sales and marketing expenses as a percentage of total revenues from fiscal 1996 to fiscal 1997 is a result of increased spending on sales and marketing to promote the Microsoft SQL Server edition of its Dynamics C/S+ product. The dollar increase in sales and marketing expenses for fiscal 1998 and fiscal 1997 is attributable to the hiring of additional sales and marketing personnel, increased commission expenses associated with higher revenues, continued investments in expanding the capacity and capability of the channel for its client/server products, and increased marketing expenses for the Company's client/server products. In addition, in fiscal 1998 the Company increased sales and marketing expenses related to the operation of its international subsidiaries in the United Kingdom, Australia, Singapore, South Africa and Scandinavia. The Company anticipates that sales and marketing expenses will increase in dollar amount as total revenues increase; however, the Company does not anticipate significant changes in sales and marketing expenses as a percentage of total revenues.

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of compensation of development personnel and depreciation of equipment. Research and development expenses increased to $12.6 million in fiscal 1998 from $9.7 million in fiscal 1997 and $8.9 million in fiscal 1996 representing 14.7%, 16.9%, and 21.0% of total revenues for fiscal 1998, 1997, and 1996, respectively. These research and development expenses were primarily related to the release of additional enhancements, functionality and applications for the Company's client/server products, including the release of a Microsoft SQL Server edition of the Dynamics C/S+ product in May 1996. In addition, in fiscal 1998 and fiscal 1997, the Company devoted resources to the development of Internet and electronic commerce products.

Moreover, in the fourth quarter of fiscal 1998, the Company completed two acquisitions which added research and development resources to the Company. Research and development expense increases in fiscal 1998 and fiscal 1997 were primarily attributable to increases in salary and infrastructure costs related to additional research and development personnel. Research and development expenses decreased as a percentage of total revenues in fiscal 1998 and fiscal 1997, due to efficiencies gained through greater experience levels among development personnel, even greater automation in the Company's development testing processes, and additional efficiencies gained through an increased research and development focus on Microsoft technologies. The Company anticipates that it will continue to devote substantial resources to its research and development effort and that research and development expenses will increase in dollar amount in future periods and may increase as a percentage of revenues.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries of executive, financial, human resources and information services personnel as well as outside professional fees. General and administrative expenses increased to $7.6 million for fiscal 1998 from $5.6 million in fiscal 1997 and $4.8 million in fiscal 1996 representing 8.9%, 9.8%, and 11.3% of total revenues for fiscal 1998, 1997, 1996, respectively. These increases in dollar amount were primarily due to increased staffing and related expenses necessary to manage and support the expansion of the Company's operations. In addition, dollar increases in fiscal 1998 were due, in part, to expenses related to being a publicly held company. The Company believes that its general and administrative expenses will increase in dollar amount in the future to support the expansion of its operations and as a result of expenses associated with being a publicly held company.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT. Acquired in-process research and development consists of one-time charges from acquisitions accounted for as a purchase. The Company had two acquisitions in the fourth quarter of fiscal 1998, resulting in the write off of acquired in-process research and development of $7.1 million. The $7.1 million related in-process research and development, as determined by an independent third-party appraisal, was charged against income in fiscal 1998 as the underlying research and development projects had not reached technological feasibility and had no alternative future uses. The Company did not have any related write off of acquired in-process research and development in fiscal 1997 or fiscal 1996.

OTHER INCOME, NET. Other income, net consists primarily of earnings from investments and gains or losses from disposal of fixed assets, net of any interest expense. Other income, net increased to $3.3 million for fiscal 1998 from $0.6 million in fiscal 1997 and $0.1 million in fiscal 1996. The increase in other income, net in fiscal 1998 was primarily a result of increased investment earnings due to increased investments as a result of the more than $50 million received from the Company's initial public offering of common stock in June 1997, as well as additional cash resulting from the Company's increased profitability.

PROVISION FOR INCOME TAXES. Provision (benefit) for income taxes was $3.2 million, $2.2 million and $(4.1) million for fiscal 1998, 1997 and 1996, respectively. In fiscal 1998, the provision for income taxes was 40% of income before income taxes, which represents a 2% increase from the fiscal 1997 annual effective income tax rate of 38% as a result of full state statutory tax rates. Prior to May 1996, the Company determined that the realization of the net operating loss carryforward and other deferred tax assets did not meet the recognition criteria under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," and, accordingly, a valuation allowance was established to reserve the net operating loss carryforward and other deferred tax assets. For fiscal 1996, the Company recorded a $4.1 million tax benefit related to the reversal of the valuation allowance. The reversal was based on management's analysis of current levels of earnings and its future outlook, which increased the likelihood of the Company realizing its deferred tax assets; thus the valuation allowance was no longer deemed necessary. The Company expects that the income tax provision in the future will reflect the full state statutory tax rates. See Note 10 of Notes to Consolidated Financial Statements.

SELECTED QUARTERLY OPERATING RESULTS

The following table sets forth certain unaudited consolidated financial information for each of the four quarters in the Company's fiscal year ended May 31, 1998, and May 31, 1997. In management's opinion, this unaudited quarterly information has been prepared on the same basis as the audited consolidated financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the quarters presented, when read in conjunction with the audited consolidated financial statements and notes thereto included elsewhere in this document. The Company believes that quarter-to-quarter comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.


(Dollars in thousands)
------------------------------------------------------------------------------------------------------------------------------------
                                  Aug. 31       Nov. 30      Feb. 28       May 31      Aug. 31     Nov. 30      Feb. 28      May 31
THREE MONTHS ENDED                   1996          1996         1997         1997         1997        1997         1998        1998
------------------------------------------------------------------------------------------------------------------------------------
Revenues:

  License                       $   6,655    $    8,478    $   9,224     $ 11,562     $ 10,335   $  12,282    $  13,816   $  16,516

  Service                           4,413         5,208        5,475        6,106        6,439       7,763        8,791       9,716
------------------------------------------------------------------------------------------------------------------------------------
     Total revenues                11,068        13,686       14,699       17,668       16,774      20,045       22,607      26,232

Cost of revenues:

  License                           1,170         1,550        1,832        1,810        1,935       2,654        3,266       3,364

  Service                           1,636         2,012        2,050        2,562        2,251       2,511        2,723       3,635
------------------------------------------------------------------------------------------------------------------------------------
     Total cost of revenues         2,806         3,562        3,882        4,372        4,186       5,165        5,989       6,999
------------------------------------------------------------------------------------------------------------------------------------
     Gross profit                   8,262        10,124       10,817       13,296       12,588      14,880       16,618      19,233

Operating expenses:

   Sales and marketing              4,054         5,660        5,702        6,519        6,199       7,709        8,416       9,311

   Research and development         2,172         2,318        2,414        2,775        2,676       3,011        3,030       3,868

   General and
   administrative                   1,224         1,209        1,540        1,619        1,894       1,662        2,086       1,946

   Acquired in-process
     research and development                                                                                                 7,136
------------------------------------------------------------------------------------------------------------------------------------
     Total operating
     expenses                       7,450         9,187        9,656       10,913       10,769      12,382       13,532      22,261
------------------------------------------------------------------------------------------------------------------------------------
Operating income (loss)               812           937        1,161        2,383        1,819       2,498        3,086     (3,028)

Other income, net                      83           119          103          252          736       1,067          878         593
------------------------------------------------------------------------------------------------------------------------------------
  Income (loss) before
     income taxes                     895         1,056        1,264        2,635        2,555       3,565        3,964     (2,435)

Income tax provision
(benefit)                             344           406          470          987        1,022       1,426        1,587       (832)
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)               $     551    $      650    $     794    $   1,648     $  1,533   $   2,139    $   2,377   $ (1,603)
                            --------------------------------------------------------------------------------------------------------
                            --------------------------------------------------------------------------------------------------------

The Company's quarterly revenues and operating results have varied significantly in the past and are likely to vary substantially from quarter to quarter in the future. Such fluctuations may result in volatility in the price of the Company's Common Stock. The Company establishes its expenditure levels based on its expectations as to future revenue, and, if revenue levels are below expectations, expenses can be disproportionately high. As a result, a drop in near-term demand for the Company's products could significantly affect both revenues and profits in any quarter. In the future, the Company's operating results may fluctuate for this reason or as a result of a number of other factors, including increased expenses, timing of product releases, increased competition, variations in the mix of sales, announcements of new products by the Company or its competitors and capital spending patterns of the Company's customers.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically funded operations primarily through cash provided by operations and the sale of equity securities. Currently, the Company meets its working capital needs and capital equipment needs with cash provided by operations.

Cash provided by operating activities was $17.6 million, $10.3 million, and $8.3 million for fiscal 1998, 1997, and 1996, respectively. The increase in cash provided by operations in fiscal 1998 and fiscal 1997 was primarily due to revenue growth and increased profitability of the Company's operations.

The Company's investing activities used cash of $63.8 million, $7.1 million, and $2.1 million for fiscal 1998, 1997, and 1996, respectively. The principal use of cash in investing activities for fiscal 1998 was approximately $50 million for the purchase of investments following the Company's initial public offering of common stock. Investing activities in fiscal 1998 also included cash used of approximately $11.9 million for two acquisitions completed in the Company's fourth quarter. In addition, investing activities for fiscal 1998 included increased capital expenditures related to the acquisition of computer equipment and furniture required to support expansion of the Company's operations. In addition, investment activities in fiscal 1998 included investment in minority interest positions in certain international operations. Investing activities in fiscal 1997 and fiscal 1996 primarily consisted of increased capital expenditures related to the acquisition of computer equipment and furniture required to support expansion of the Company's operations.

The Company's financing activities provided (used) cash of $52.2 million, $0.7 million, and ($0.8) million during fiscal 1998, 1997 and 1996, respectively. For fiscal 1998, cash of $52.2 was provided from financing activities primarily from $50.2 million from the sale of the Company's common stock in an initial public offering and proceeds received from the exercise of stock options. For fiscal 1997, cash of $0.7 million was provided from financing activities which consisted primarily of proceeds received from the exercise of stock options offset in part by payments on capital lease obligations and notes payable.

The Company's sources of liquidity at May 31, 1998, consisted principally of cash, cash equivalents and investments of $66.9 million. This amount includes approximately $50.2 million in cash generated from the Company's initial public offering of common stock, which was completed on June 25, 1997. The Company also has a $10.0 million revolving line of credit facility with a bank. The line of credit expires November 1998 and borrowings made thereunder are subject to certain covenants. No amounts were outstanding under the line of credit at May 31, 1998. The Company believes that its existing cash, cash equivalents and investments, cash generated from operations and the amounts available under the line of credit will be sufficient to fund its operations for the foreseeable future.

OTHER MATTERS

On May 21, 1998, the Company's Board of Directors approved the restructuring of the Company. This restructuring involved the formation of a new wholly-owned subsidiary, Great Plains Software O. C. Inc. (the "operating subsidiary"), and the transfer of substantially all of the Company's operations and assets to the operating subsidiary. The Company did not transfer its software, trademarks and other intellectual property or the stock of its other subsidiaries to the operating subsidiary. Concurrent with the transfers, the Company entered into long-term licensing agreements with the operating subsidiary for the use of the Company's intellectual property.

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


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------

Not applicable.


ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
--------------------------------------------------------------------------------

                         REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS
AND STOCKHOLDERS OF GREAT PLAINS SOFTWARE, INC.

IN OUR OPINION, THE CONSOLIDATED BALANCE SHEETS AND THE RELATED CONSOLIDATED STATEMENTS OF INCOME, OF STOCKHOLDERS' EQUITY (DEFICIT) AND OF CASH FLOWS PRESENT FAIRLY, IN ALL MATERIAL RESPECTS, THE FINANCIAL POSITION OF GREAT PLAINS SOFTWARE, INC. AND ITS SUBSIDIARIES AT MAY 31, 1998 AND 1997, AND THE RESULTS OF THEIR OPERATIONS AND THEIR CASH FLOWS FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED MAY 31, 1998, IN CONFORMITY WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES. THESE FINANCIAL STATEMENTS ARE THE RESPONSIBILITY OF THE COMPANY'S MANAGEMENT; OUR RESPONSIBILITY IS TO EXPRESS AN OPINION ON THESE FINANCIAL STATEMENTS BASED ON OUR AUDITS. WE CONDUCTED OUR AUDITS OF THESE STATEMENTS IN ACCORDANCE WITH GENERALLY ACCEPTED AUDITING STANDARDS WHICH REQUIRE THAT WE PLAN AND PERFORM THE AUDIT TO OBTAIN REASONABLE ASSURANCE ABOUT WHETHER THE FINANCIAL STATEMENTS ARE FREE OF MATERIAL MISSTATEMENT. AN AUDIT INCLUDES EXAMINING, ON A TEST BASIS, EVIDENCE SUPPORTING THE AMOUNTS AND DISCLOSURES IN THE FINANCIAL STATEMENTS, ASSESSING THE ACCOUNTING PRINCIPLES USED AND SIGNIFICANT ESTIMATES MADE BY MANAGEMENT, AND EVALUATING THE OVERALL FINANCIAL STATEMENT PRESENTATION. WE BELIEVE THAT OUR AUDITS PROVIDE A REASONABLE BASIS FOR THE OPINION
EXPRESSED ABOVE.

PRICE WATERHOUSE LLP
MINNEAPOLIS, MINNESOTA
JUNE 19, 1998

               GREAT PLAINS SOFTWARE, INC. CONSOLIDATED BALANCE SHEET



(DOLLARS IN THOUSANDS)
------------------------------------------------------------------------------------------------------------------------------------
MAY 31,                                                                                                   1998                  1997
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                                   $        18,197       $        12,101
   Investments                                                                                          48,721                 4,142
   Accounts receivable, net                                                                              8,790                 5,452
   Inventories                                                                                             542                   567
   Prepaid expenses and other assets                                                                     2,914                 1,164
   Deferred income tax assets                                                                            4,630                 3,279
------------------------------------------------------------------------------------------------------------------------------------
      Total current assets                                                                              83,794                26,705

Property and equipment, net                                                                              8,501                 5,821
Goodwill and other intangibles, net                                                                      4,946                   438
Deferred income tax assets                                                                               3,318                     -
Other assets                                                                                             2,286                   250
------------------------------------------------------------------------------------------------------------------------------------
      Total assets                                                                             $       102,845       $        33,214
                                                                                               -------------------------------------
                                                                                               -------------------------------------

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED
STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable                                                                            $         4,135       $         1,788
   Accrued expenses                                                                                      6,941                 4,698
   Income tax payable                                                                                    3,257                     -
   Salaries and wages payable                                                                              836                   510
   Commissions payable                                                                                   2,668                 2,603
   Deferred revenues                                                                                    15,133                10,448
------------------------------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                                         32,970                20,047
Deferred income tax liabilities                                                                            204                   746
------------------------------------------------------------------------------------------------------------------------------------
      Total liabilities                                                                                 33,174                20,793
Commitments and contingencies (Note 9)
Mandatorily redeemable convertible preferred stock: 10,000,000 authorized preferred shares, Series B, 1,345,220 shares issued
   and outstanding at May 31, 1997                                                                           -                28,698
Stockholders' equity (deficit):
   Convertible preferred stock:
      10,000,000 authorized preferred shares; Series A, par value $.01, 225,000 shares
      issued and outstanding at May 31, 1997                                                                 -                   199
   Common stock, par value $.01 per share: 100,000,000 shares
      authorized, issued and outstanding -13,720,920 and 8,080,335, respectively                           137                    81
   Additional paid-in capital                                                                           67,801              (13,843)
   Retained earnings (deficit)                                                                           1,733               (2,714)
------------------------------------------------------------------------------------------------------------------------------------
      Total stockholders' equity (deficit)                                                              69,671              (16,277)
                                                                                               -------------------------------------
      Total liabilities and stockholders' equity                                               $       102,845       $        33,214
                                                                                               -------------------------------------
                                                                                               -------------------------------------


SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

             GREAT PLAINS SOFTWARE, INC. CONSOLIDATED STATEMENT OF INCOME



(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
------------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED MAY 31,                                                                      1998                 1997               1996
------------------------------------------------------------------------------------------------------------------------------------
Net revenues:
   License                                                                    $        52,949     $        35,919       $    27,078
   Service                                                                             32,710              21,201            15,193
------------------------------------------------------------------------------------------------------------------------------------
     Total revenues                                                                    85,659              57,120            42,271
------------------------------------------------------------------------------------------------------------------------------------
Cost of revenues:
   License                                                                             11,220               6,362             4,913
   Service                                                                             11,118               8,260             5,980
------------------------------------------------------------------------------------------------------------------------------------
     Total cost of revenues                                                            22,338              14,622            10,893
------------------------------------------------------------------------------------------------------------------------------------
     Gross profit                                                                      63,321              42,498            31,378
------------------------------------------------------------------------------------------------------------------------------------
Operating expenses:
   Sales and marketing                                                                 31,636              21,935            14,477
   Research and development                                                            12,586               9,678             8,876
   General and administrative                                                           7,587               5,592             4,763
   Acquired in-process research and development                                         7,136                   -                 -
------------------------------------------------------------------------------------------------------------------------------------
      Total operating expenses                                                         58,945              37,205            28,116
------------------------------------------------------------------------------------------------------------------------------------

Operating income                                                                        4,376               5,293             3,262
Interest expense                                                                           (2)                (98)             (197)
Other income, net                                                                       3,276                 656               297
------------------------------------------------------------------------------------------------------------------------------------
   Income before income taxes                                                           7,650               5,851             3,362

Income tax provision (benefit)                                                          3,203               2,207            (4,099)
------------------------------------------------------------------------------------------------------------------------------------
     Net income                                                               $         4,447     $         3,644             7,461
                                                                              ------------------------------------------------------
                                                                              ------------------------------------------------------

Income (loss) per common share:

   Basic                                                                      $          0.33     $        (1.78)      $       0.58
                                                                              ------------------------------------------------------
                                                                              ------------------------------------------------------

   Diluted                                                                    $          0.32     $          0.36       $      0.76
                                                                              ------------------------------------------------------
                                                                              ------------------------------------------------------

Shares used in computing income per common share:

   Basic                                                                           13,381,414           7,629,460         7,352,820
                                                                              ------------------------------------------------------
                                                                              ------------------------------------------------------

   Diluted                                                                         14,089,092          10,003,349         9,764,924
                                                                              ------------------------------------------------------
                                                                              ------------------------------------------------------

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

GREAT PLAINS SOFTWARE, INC. CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)





(DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
------------------------------------------------------------------------------------------------------------------------------------
                                    SERIES A PREFERRED               COMMON STOCK          ADDITIONAL       RETAINED     TOTAL
                                    ------------------               ------------           PAID-IN         EARNINGS
                                  SHARES         AMOUNT        SHARES         AMOUNT        CAPITAL         (DEFICIT)
------------------------------------------------------------------------------------------------------------------------------------
Balance May 31, 1995             225,000       $    199      7,346,552       $     74     $    4,480    $  (13,819)     (9,066)
  Exercise of stock options                                     32,013                            73                         73
  Repurchase and retirement of
    common stock                                              (18,800)                          (78)                       (78)
  Increase to carrying
    value of mandatorily
    redeemable preferred stock                                                               (3,202)                    (3,202)
  Net income                                                                                                  7,461       7,461
------------------------------------------------------------------------------------------------------------------------------------

Balance May 31, 1996             225,000            199      7,359,765             74          1,273        (6,358)     (4,812)
  Exercise of stock options                                    732,447              7          1,544                      1,551
  Net repurchases of common
    stock                                                     (11,877)                          (54)                       (54)
  Increase to carrying
    value of mandatorily
    redeemable preferred stock                                                              (17,196)                   (17,196)
  Tax benefit from
    stockholder transaction                                                                      590                        590
  Net income                                                                                                  3,644       3,644
------------------------------------------------------------------------------------------------------------------------------------

Balance May 31, 1997             225,000            199      8,080,335             81        (13,843)        (2,714)    (16,277)
  Sale of common stock, net                                  3,450,000             34         50,209                     50,243
  Exercise of stock options                                    286,708              3          1,900                      1,903
  Conversion of preferred
    stock to common stock      (225,000)          (199)      1,847,627             18         28,878                     28,697
  Tax benefit from
    stockholder transactions                                                                     586                        586
  Stock issued for business
    combination                                                 56,250              1             71                         72
  Net income                                                                                                  4,447       4,447
------------------------------------------------------------------------------------------------------------------------------------
Balance May 31, 1998                   -              -     13,720,920       $    137    $    67,801    $     1,733  $   69,671
                         -------------------------------------------------------------------------------------------------------
                         -------------------------------------------------------------------------------------------------------


     SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

           GREAT PLAINS SOFTWARE, INC. CONSOLIDATED STATEMENT OF CASH FLOWS



(DOLLARS IN THOUSANDS)
-----------------------------------------------------------------------------------------------------
YEAR ENDED MAY 31,                                                1998           1997           1996
-----------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                 $   4,447     $    3,644      $   7,461
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                                2,863          2,155          1,921
    Acquired in-process research and development                 7,136              -              -
    Deferred income tax expense                                 (5,211)         2,207         (4,150)
    Changes in operating assets and liabilities
    excluding effect of business combinations
      Accounts receivable, net                                  (2,603)         (256)            526
      Inventories                                                   25          (113)            342
      Prepaid expenses and other assets                         (1,601)         (557)            335
      Accounts payable and accrued expenses                      4,391          (141)            499
      Income taxes payable                                       3,843              -            (45)
      Salaries, wages and commissions payable                      391          1,933            388
      Deferred revenue                                           3,947          1,430            990
-----------------------------------------------------------------------------------------------------
        Net cash provided by operating
        activities                                              17,628         10,302          8,267
-----------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Purchases of property and equipment                          (5,265)        (2,778)        (1,990)
  Purchases of businesses                                     (11,870)              -          (123)
  Purchase of investments                                    (714,104)        (4,892)              -
  Proceeds from investments                                    669,525            750              -
  Purchase of other assets                                     (2,036)          (188)              -
-----------------------------------------------------------------------------------------------------
        Net cash used by investing
        activities                                            (63,750)        (7,108)        (2,113)
-----------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Principal payments on notes payable and long-term debt             -          (599)          (197)
  Exercise of stock options                                      1,903          1,551             73
  Principal payments on capital lease obligations                    -          (247)          (588)
  Repurchases of common stock                                        -           (54)           (78)
  Proceeds from issuance of common stock, net                   50,315              -              -
-----------------------------------------------------------------------------------------------------
        Net cash provided (used) by financing
        activities                                              52,218            651          (790)
-----------------------------------------------------------------------------------------------------

Increase in cash                                                 6,096          3,845          5,364
Cash and cash equivalents at beginning of period                12,101          8,256          2,892
-----------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                   $  18,197     $   12,101      $   8,256
                                                             ---------------------------------------
                                                             ---------------------------------------
Schedule of noncash investing and financing
  activities:
  Property and equipment acquired under
  capital lease agreements                                           -              -      $      19
  Interest paid                                              $       2     $       68      $     197
  Tax benefit from stockholder transactions                  $     586     $      590      $       -
                                                             ---------------------------------------


SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                            GREAT PLAINS SOFTWARE, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BUSINESS INFORMATION AND SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

BUSINESS INFORMATION
Great Plains Software, Inc. (the "Company") is a leading provider of Microsoft Windows NT and SQL server-based enterprise-wide solutions to the Midmarket. Its products and services automate essential business functions and enhance the strategic value of financial and operational information. The Company's products and services are sold and implemented by its extensive network of independent partner organizations throughout the world.

SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION POLICY AND FOREIGN CURRENCY TRANSLATIONS
The consolidated financial statements include the accounts of the Company and its subsidiaries in the United Kingdom, Australia, Singapore, South Africa and Scandinavia. All significant intercompany accounts and transactions have been eliminated in consolidation. The functional currency of the subsidiaries except for the Scandinavian subsidiary has been determined to be the U.S. dollar. Therefore, all transaction gains and losses resulting from fluctuations in currency exchange rates of these subsidiaries are included in operating results. For the Scandinavian subsidiary, the functional currency is the local currency.

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

CONCENTRATION OF CREDIT RISK
Financial instruments that potentially subject the Company to credit risk consist primarily of cash, cash equivalents, investments and accounts receivable. The Company grants credit to customers in the ordinary course of business. The Company invests its cash with high quality financial institutions. No single customer or region represents a significant concentration of credit risk.

CASH AND CASH EQUIVALENTS
Cash and cash equivalents consist of cash and highly liquid investments with original maturities of three months or less and which are readily convertible to cash.

INVESTMENTS
Investments in debt securities that are not cash equivalents have been designated as available for sale. Those securities, which consist of various highly rated government securities and corporate commercial paper, are reported at fair value, with net unrealized gains and losses included in equity. However, as of May 31, 1998, investments were carried at cost because unrealized gains were immaterial. The maturities of the debt securities range from 1999 to 2000.

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

PROPERTY AND EQUIPMENT
Property and equipment are stated at cost. Major improvements are capitalized while maintenance and repairs are expensed currently. Depreciation is computed using the straight-line method based on the estimated useful lives of three to five years for computer equipment and five to ten years for furniture, fixtures and equipment. Leasehold improvements are amortized over the lesser of the terms of the related leases or estimated useful life. Purchased computer software, which is used internally, is amortized over a period of three to five years using the straight-line method. Amortization expense is included with depreciation expense in the consolidated statement of cash flows.

INTANGIBLE ASSETS AND GOODWILL
Amortization of intangible assets and goodwill is recorded on a straight line basis over its estimated useful lives ranging from four to seven years. The recoverability of unamortized intangible assets and goodwill is assessed on an ongoing basis by comparing anticipated undiscounted cash flows to net book value.

REVENUE RECOGNITION AND DEFERRED REVENUE
Software license fees are recognized upon shipment less a reserve for estimated future returns. Revenues from support and maintenance service contracts are recorded as deferred revenue when billed and recognized ratably over the contract period. Other service revenues such as training and consulting services are recognized as the services are performed. The Company, in its discretion, may allow customers to return products for a short period of time following the sale. The Company provides an allowance for these anticipated returns based upon its historical experience of returns for similar products. These amounts are recorded as an offset to license revenues.

INTERNATIONAL REVENUES
International revenues represent 15.6%, 15.0% and 10.4% of total revenues for the years ended May 31, 1998, 1997 and 1996, respectively. All international revenues are denominated in US dollars. Total revenues by geographic region are as follows:


(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------
YEAR ENDED MAY 31,                            1998           1997           1996
--------------------------------------------------------------------------------
North America                            $  77,441      $  53,477       $ 40,370

Europe                                       4,552          2,195            840

Asia and Australia                           2,096            645            462

Other                                        1,570            803            599
--------------------------------------------------------------------------------
                                        $   85,659      $  57,120       $ 42,271
                                        ----------------------------------------
                                        ----------------------------------------

ADVERTISING
The Company accrues, at the time of sale, an estimated liability for qualified advertising expenses incurred by partner organizations for which the Company has agreed to reimburse such parties as part of a cooperative advertising program. Other advertising costs are expensed as incurred. Advertising expense was approximately $3,731,000, $1,990,000 and $1,487,000 for the years ended May 31, 1998, 1997 and 1996, respectively.

RESEARCH AND DEVELOPMENT
Expenditures for software development costs and research are expensed as incurred. Such costs are required to be expensed until the point that technological feasibility is established. The period between achieving technological feasibility and the general availability of such software has been short. Consequently, costs otherwise capitalizable after technological feasibility is achieved are generally expensed because they are insignificant to both total assets and pre-tax results of operations.

EARNINGS PER SHARE
In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 applies to entities with publicly held common stock or potential common stock and is effective for financial statements issued for periods ending after December 15, 1997. Under SAFS No. 128, the presentation of primary earnings per share is replaced with a presentation of basic earnings per share. SFAS No. 128 requires dual presentation of basic and diluted earnings per share for entities with complex capital structures. Basic earnings per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform with the provisions of SFAS No. 128.

The following table sets forth the computation of basic and diluted net income per share:

(DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
------------------------------------------------------------------------------------------------------------------------------------
FOR THE YEAR ENDED MAY 31,                                                    1998                      1997                   1996
------------------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE COMPUTATION:

  Net income                                                       $          4,447          $         3,644         $        7,461

  Increase to carrying value of mandatorily redeemable
    preferred stock                                                               -                  (17,196)               (3,202)
------------------------------------------------------------------------------------------------------------------------------------
                                                                 ------------------------------------------------------------------

  Net income available to common stockholders                      $          4,447          $       (13,552)        $        4,259
                                                                 ------------------------------------------------------------------
                                                                 ------------------------------------------------------------------
  Weighted average common shares                                         13,381,414                7,629,460              7,352,820
                                                                 ------------------------------------------------------------------
                                                                 ------------------------------------------------------------------
  Basic net income (loss) per share                                           $0.33                   $(1.78)                 $0.58
                                                                 ------------------------------------------------------------------
                                                                 ------------------------------------------------------------------

DILUTED EARNINGS PER SHARE COMPUTATION:

  Net income                                                       $          4,447          $         3,644         $        7,461
                                                                 ------------------------------------------------------------------
                                                                 ------------------------------------------------------------------

  Shares calculation:

  Weighted average number of common shares                               13,381,414                7,629,460              7,352,820

  Weighted average of assumed conversion of mandatorily
    redeemable preferred stock                                                    -                1,847,627              1,847,627

  Other common equivalents                                                  707,678                  526,262                564,477
------------------------------------------------------------------------------------------------------------------------------------
                                                                         14,089,092               10,003,349              9,764,924
                                                                 ------------------------------------------------------------------
                                                                 ------------------------------------------------------------------

  Diluted net income per share                                     $           0.32          $          0.36         $         0.76
                                                                 ------------------------------------------------------------------
                                                                 ------------------------------------------------------------------

RECLASSIFICATIONS
Certain prior year amounts in the financial statements have been reclassified in order to conform with the current year's presentation.

RECENTLY ISSUED ACCOUNTING STANDARDS
The American Institute of Certified Public Accountants has approved a new Statement of Position (SOP) SOP 97-2, which will supersede Statement of Position 91-1, "Software Revenue Recognition." SOP 97-2 will be effective in fiscal 1999. Management has assessed this new statement and believes that its adoption will not have a material effect on the timing of the Company's revenue recognition or cause changes to its revenue recognition policies.

In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" (SFAS No. 130). SFAS No. 130 is effective for financial statements for fiscal years beginning after December 15, 1997. This standard defines comprehensive income as the changes in equity of an enterprise except those resulting from stockholder transactions. All components of comprehensive income are required to be reported in a new financial statement. Management believes the adoption of SFAS No. 130 will not have a material effect on the Company's financial statements.

In June 1997, the Financial Accounting Standards Board also issued Statement No. 131, "Disclosures about segments of an Enterprise and Related Information" (SFAS No. 131). SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. SFAS No. 131 establishes standards for disclosures about operating segments, products and services, geographic areas and major customers. Management believes the adoption of SFAS No. 131 will not have a material effect on the Company's financial statements.


2.   BUSINESS COMBINATIONS
--------------------------------------------------------------------------------

On April 20, 1998, the Company acquired certain assets and assumed certain liabilities of ICONtrol, Inc., a software provider of manufacturing and human resources solutions. The purchase price was paid in cash and totaled $7,536,000.

The acquisition was accounted for as a purchase and accordingly, the net assets acquired were recorded at their estimated fair values at the effective date of the acquisition. The following table presents the allocation of the purchase price:


(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------
In-process research and development                                 $      5,456

Other intangibles                                                          1,935

Net assets                                                                   145

The $5,456,000 related to acquired in-process research and development, as determined by an independent third party appraisal, was charged against income in fiscal 1998 as the underlying research and development projects had not yet reached technological feasibility. The Company's consolidated financial statements include the results of ICONtrol since the date of acquisition.

The following table presents the consolidated results of operations on an unaudited pro forma basis as if the acquisition of ICONtrol had taken place at the beginning of each year:

(Dollars in thousands, except per share information)
--------------------------------------------------------------------------------
MAY 31,                                                      1998          1997
--------------------------------------------------------------------------------
Net revenues                                            $  88,060     $  59,405

Net income                                              $   7,367     $     138

Pro forma net income per share (diluted)                $    0.53     $    0.01

Reported  net  income  per  share  before acquisition
related charges                                         $    0.63     $    0.36

The one-time charge for acquired in-process research and development is not reflected in the pro forma results presented above. The unaudited pro forma results of operations are for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition occurred at the beginning of the periods presented or the results which may occur in the future.

On May 1, 1998, the Company acquired certain assets and assumed certain liabilities of Telenor Financial Systems, a software provider of sophisticated multinational consolidations and budgeting solutions. The purchase price was paid in cash and totaled $4,406,000. The acquisition was accounted for as a purchase and accordingly, the net assets acquired were recorded at their estimated fair values at the effective date of the acquisition. The following table presents the allocation of the purchase price:

(Dollars in thousands)
------------------------------------------------------------------------------
In-process research and development                                 $    1,680
Other intangibles                                                          990
Goodwill                                                                 1,681
Net assets                                                                  55

The $1,680,000 related to acquired in-process research and development, as determined by an independent third party appraisal, was charged against income in fiscal 1998 as the underlying research and development projects had not yet reached technological feasibility. The Company's consolidated financial statements include the results of Telenor Financial Systems from May 1, 1998. The results of operations prior to May 1, 1998 were not material to the consolidated financial statements; accordingly, pro forma financial disclosures are not presented.

In September 1997, the Company acquired all of the outstanding capital stock of its Singapore distributor in a transaction that was accounted for as a pooling of interests. To affect the business combination, the Company issued 56,250 shares of the Company's common stock. Financial data for the periods prior to the closing of this transaction has not been restated because neither the net assets nor operating results were material to the Company's consolidated financial statements. The Company's consolidated financial statements include the results of the Singapore distributor since September 1, 1997.

3.   ACCOUNTS RECEIVABLE
--------------------------------------------------------------------------------

Accounts receivable, net of allowances, consist of the following:

(Dollars in thousands)
-------------------------------------------------------------------------------
MAY 31,                                                       1998         1997
-------------------------------------------------------------------------------
Gross accounts receivable                               $  13,472     $   8,059
Less allowance for returns and doubtful accounts          (4,682)       (2,607)
                                                       ------------------------
                                                        $    8,790    $   5,452
                                                       ------------------------
                                                       ------------------------

4.   PROPERTY AND EQUIPMENT
--------------------------------------------------------------------------------

Property and equipment consists of the following:

(Dollars in thousands)
--------------------------------------------------------------------------------
MAY 31,                                                       1998          1997
--------------------------------------------------------------------------------
Furniture and fixtures                                   $   2,416     $   1,702
Computers and equipment                                     15,685        12,564
Leasehold improvements                                         369           369
Purchased software for internal use                          1,675         1,444
--------------------------------------------------------------------------------
                                                            20,145        16,079
Less accumulated depreciation and amortization             (11,644)      (10,258)
--------------------------------------------------------------------------------
                                                         $   8,501     $   5,821
                                                       -------------------------
                                                       -------------------------

Depreciation expense for the years ended May 31, 1998, 1997, 1996, was $2,676,000, $2,038,000 and $1,892,000 respectively.

5.   GOODWILL AND OTHER INTANGIBLES
--------------------------------------------------------------------------------

Goodwill and other intangibles consist of the following:

(Dollars in thousands)
--------------------------------------------------------------------------------
MAY 31,                                                       1998          1997
--------------------------------------------------------------------------------
Goodwill                                                $    2,354    $      584
Other intangibles                                            2,925             -
--------------------------------------------------------------------------------
                                                             5,279           584
Less accumulated amortization                                 (333)         (146)
--------------------------------------------------------------------------------
                                                        $    4,946    $      438
                                                       -------------------------
                                                       -------------------------

Amortization expense for the years ended May 31, 1998, 1997, 1996 was $187,000, $117,000, and $29,000, respectively.

6.   ACCRUED EXPENSES
--------------------------------------------------------------------------------

Accrued expenses consist of the following:

(Dollars in thousands)
--------------------------------------------------------------------------------
MAY 31,                                                       1998          1997
--------------------------------------------------------------------------------
Accrued vacation payable                                  $   1,882    $   1,058
Coop advertising accrual                                      1,390        1,058
Other                                                         3,669        2,582
--------------------------------------------------------------------------------
                                                          $   6,941    $   4,698
                                                       -------------------------
                                                       -------------------------

                                          33

7.   OTHER INCOME, NET.
--------------------------------------------------------------------------------

Other income, net consists of the following:


(Dollars in thousands)
--------------------------------------------------------------------------------
MAY 31,                                          1998         1997          1996
--------------------------------------------------------------------------------
Interest income                             $   3,508     $     540    $     267
Other                                           (232)           116           30
--------------------------------------------------------------------------------
                                            $   3,276     $     656    $     297
                                            ------------------------------------
                                            ------------------------------------

8.   LINE OF CREDIT
--------------------------------------------------------------------------------

The Company has a $10,000,000 revolving line of credit facility with a bank which provides for interest at prime. Substantially all of the Company's assets are pledged as collateral on the line of credit, which expires in November 1998 and is subject to certain covenants, all of which had been complied with at May 31, 1998. There were no amounts outstanding at May 31, 1998 or 1997.

9.   COMMITMENTS AND CONTINGENCIES
--------------------------------------------------------------------------------

LEASE OBLIGATIONS
Rental expense incurred for operating leases of office facilities and office equipment was approximately $1,054,000 in 1998, $866,000 in 1997 and $871,000 in
1996. Future minimum rental payments as of May 31, 1998, for noncancelable operating leases with initial or remaining terms in excess of one year are payable as follows: fiscal 1999 - $1,660,000, fiscal 2000 - $2,623,000, fiscal 2001 - $2,469,000 and fiscal 2002 - $2,197,000 and fiscal 2003 - $2,187,000.

LITIGATION
The Company is, from time to time, a party to litigation arising in the normal course of business. Management believes that none of this litigation will have a materially adverse effect on the financial position or results of operations or cash flows of the Company.

10.  INCOME TAXES
--------------------------------------------------------------------------------

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:



(Dollars in thousands)
--------------------------------------------------------------------------------
MAY 31,                                                  1998              1997
--------------------------------------------------------------------------------
Deferred tax liabilities:
  Tax depreciation in excess of financial
  reporting                                          $    204           $   746
--------------------------------------------------------------------------------
    Total deferred tax liabilities                        204               746
--------------------------------------------------------------------------------

Deferred tax assets:
  Current:
  Accounts receivable allowances                        1,925               909
  Deferred revenue                                        507               617
  Research and development credit                           -               651
  Alternative minimum tax credit                            -               133
  Accruals and other                                    2,198               969
--------------------------------------------------------------------------------
    Total current deferred income tax assets         $  4,630           $ 3,279
                                                  -----------------------------

  Long-Term:
  Net operating loss of foreign subsidiaries         $    606                 -
  Acquired-in-process research and development          2,712                 -
--------------------------------------------------------------------------------
    Total long-term deferred income tax assets          3,318                 -
--------------------------------------------------------------------------------
    Total net deferred income taxes                  $  7,744           $ 2,533
                                                  -----------------------------
                                                  -----------------------------

The provision (benefit) for income taxes is summarized as follows:


(Dollars in thousands)
--------------------------------------------------------------------------------
MAY 31,                                     1998         1997               1996
--------------------------------------------------------------------------------
Current income taxes:
  Federal                               $   6,954       $1,502          $    595
  State                                     1,460           38                48
  Net operating loss carryforward               -         (950)             (592)
--------------------------------------------------------------------------------
                                            8,414          590                51
Deferred income taxes:
  Federal                               $  (4,560)     $ 1,471           $ 1,233
  State                                      (651)         146               109
--------------------------------------------------------------------------------
                                           (5,211)       1,617             1,342

Decrease in valuation allowance                 -            -            (5,492)
--------------------------------------------------------------------------------
                                        $   3,203      $ 2,207           $(4,099)
                                        ----------------------------------------
                                        ----------------------------------------


The differences between the expected tax provision based on the federal income tax statutory rate and the actual provision for the years presented are summarized as follows:


(Dollars in thousands)
--------------------------------------------------------------------------------
MAY 31,                                     1998         1997               1996
--------------------------------------------------------------------------------
Expected tax provision at statutory     $   2,678     $ 1,981            $ 1,143
rate

State income taxes, net of federal tax        575         175                111
effect

Change in valuation allowance                   -           -            (5,492)

Other                                        (50)          51                139
--------------------------------------------------------------------------------
     Total                              $   3,203     $ 2,207           $(4,099)
                                        ----------------------------------------
                                        ----------------------------------------

At the time of adoption of SFAS No.109, the Company had determined that the realization of the net operating loss carryforward and other deferred tax assets did not meet the recognition criteria under SFAS No. 109, and, accordingly, a valuation allowance was established for the tax benefit of these items. The valuation allowance was reversed during 1996 due primarily to the utilization of a portion of the net operating loss carryforwards, and on the basis of an analysis performed by management that considered all available evidence, both positive and negative, as well as the weight and importance of such evidence. As a result of this analysis, management believed it was more likely than not that these tax benefits would be realized in the future, and, accordingly, reversed the remaining valuation allowance in the fourth quarter of fiscal 1996.


11.  INCENTIVE STOCK OPTION PLAN
--------------------------------------------------------------------------------

At May 31, 1998, 2,066,667 shares of common stock had been reserved for issuance or grant under the Employee Incentive Stock Option plan. The options are granted to employees at 100% of the fair market value on the date of grant. The fair market value, rate of exercisability and expiration dates of the options granted are determined by the Board of Directors at the time of grant. Options generally vest ratably over five years from date of grant and expire ten years after grant. Options issued prior to fiscal 1998 vest ratably over five years from date of grant and expire six years after grant.

The following summary of outstanding options and shares reserved under the Plan is as follows:


                                                                                                                       WEIGHTED
                                            OPTIONS                  OPTION              EXPIRATION DATE                AVERAGE
                                          OUTSTANDING              PRICE RANGE            (FISCAL YEAR)             EXERCISE PRICE
                                                                    PER SHARE                                         PER SHARE
----------------------------------------------------------------------------------------------------------------------------------
Outstanding at May 31, 1995                 1,063,647        $     1.96 to $    4.16      1997 - 2001              $          2.48
   Granted                                    619,333        $     5.20 to $    6.41                               $          5.42
   Exercised                                  (32,013)       $     1.96 to $    2.57                               $          2.30
   Canceled/expired                          (321,320)       $     2.57 to $    5.20                               $          4.89
----------------------------------------------------------------------------------------------------------------------------------

Outstanding at May 31, 1996                 1,329,647        $     1.96 to $    6.41      1997 - 2002              $          3.27
   Granted                                    361,000        $     6.41 to $    7.71                               $          6.65
   Exercised                                 (732,447)       $     1.96 to $    6.41                               $          2.12
   Canceled/expired                           (88,667)       $     4.16 to $    6.41                               $          5.36
----------------------------------------------------------------------------------------------------------------------------------

Outstanding at May 31, 1997                   869,533        $     2.42 to $    7.71      1998 - 2003              $          5.43
   Granted                                    370,110        $    16.00 to $   37.25                               $         19.46
   Exercised                                 (200,641)       $     2.42 to $    6.41                               $          4.06
   Canceled/expired                           (42,087)       $     3.41 to $   37.25                               $          6.58
----------------------------------------------------------------------------------------------------------------------------------

Outstanding at May 31, 1998                   996,915        $     2.42 to $   37.25      1999 - 2008              $         10.85
                                           ---------------------------------------------------------------------------------------
                                           ---------------------------------------------------------------------------------------



As of May 31, 1998 there were currently exercisable options outstanding covering 188,571 shares, exercisable at prices ranging from $2.42 to $27.13 per share.

In fiscal 1997, the Company adopted Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation." As permitted by SFAS No. 123, the Company has elected to continue following the guidance of APB 25 for measurement and recognition of stock-based transactions with employees and adopt the disclosure only provisions of SFAS No. 123. As a result, no compensation expense has been recognized for the awards made in the form of stock options. If the Company had elected to recognize compensation costs for stock-based compensation plans based on the fair value at the grant dates for awards under those plans consistent with the method prescribed by SFAS No. 123, net income and earnings per share would have been changed to the pro forma amounts shown as follows:



(Dollars in thousands, except per share amounts)
--------------------------------------------------------------------------------
YEAR ENDED MAY 31,                         1998             1997            1996
--------------------------------------------------------------------------------
Net income:
  As reported                           $  4,447         $ 3,644         $ 7,461
  Pro forma                             $  2,826         $ 3,508         $ 7,397
Earnings per share (diluted):
  As reported                           $   0.32         $  0.36         $  0.76
  Pro forma                             $   0.20         $  0.35         $  0.76
                                        ----------------------------------------

The fair value of the stock options used to compute pro forma net income and earnings per share disclosures is the present value at grant date using the Black-Scholes option pricing model with the following weighted average assumptions:


----------------------------------------------------------------------------
                                      1998            1997           1996
----------------------------------------------------------------------------
Expected dividend level                     0              0              0
Expected stock price volatility         58.8%          53.8%          44.5%
Risk free interest rates                 6.0%           6.5%           6.5%
Expected life of options           5-10 years        6 years        6 years
                                   -----------------------------------------

The following table summarizes the status of the Company's stock options outstanding as of May 31, 1998:



--------------------------------------------------------------------------------
                            STOCK OPTIONS OUTSTANDING  STOCK OPTIONS EXERCISABLE
--------------------------------------------------------------------------------
                                              WEIGHTED                    WEIGHTED
                                WEIGHTED       AVERAGE                     AVERAGE
                                 AVERAGE      EXERCISE                    EXERCISE
                               REMAINING         PRICE                       PRICE
RANGE OF                     CONTRACTUAL           PER                         PER
EXERCISE PRICE     SHARES           LIFE         SHARE       SHARES          SHARE
----------------------------------------------------------------------------------
$2.42 to $3.41      25,736     0.6 years      $   2.61       21,736       $   2.46

$4.16 to $5.44     241,990     3.1 years      $   4.96       75,436       $   4.87

$6.41 to $7.71     362,779     4.2 years      $   6.65       67,399       $   6.72

$16.00 to $23.88   323,370     7.7 years      $  18.23       10,000       $  16.00

$26.38 to $37.25    43,040     6.1 years      $  28.86       14,000       $  27.13
----------------------------------------------------------------------------------
                   996,915                                  188,571
----------------------------------------------------------------------------------
----------------------------------------------------------------------------------

12.  EMPLOYEE BENEFIT PLAN
--------------------------------------------------------------------------------

The Company maintains a defined contribution 401(k) Profit Sharing Plan covering substantially all employees. The Company currently matches 25% of each participant's contribution up to 8% of their annual salary and can make discretionary profit sharing contributions to the plan. The Company's contribution to this plan for the years ended May 31, 1998, 1997 and 1996, was approximately $389,000, $310,000 and $257,000, respectively.


13.  STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

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

SERIES B MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK
Also in June 1994, the Company entered into an agreement for the sale of Series B Mandatorily Redeemable Convertible Preferred Stock (the "Series B Preferred Stock") and warrants. On June 24, 1994, at the first closing, the Company sold 888,576 of $.01 par value Series B Preferred Stock and contingent warrants to purchase an additional 752,234 shares of Series B Preferred Stock for an aggregate purchase price of $6,300,000. On September 22, 1994, the second closing, the Company sold an additional 282,088 shares of Series B Preferred Stock for an aggregate purchase price of $2,000,000.

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

Holders of the Series B Preferred Stock converted their shares into 1,793,627 shares of common stock upon completion of the Company's initial public offering on June 19, 1997. Prior to the conversion to common stock, the Company carried this Series B Preferred Stock at fair value which management considered to equal $21.33 and $8.55 per share at May 31, 1997 and 1996, respectively. The increase in carrying value of Series B Preferred Stock is reflected as a reduction to Additional Paid-in Capital.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

None.

                                      PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------------------------------------------------------------------------------

The section under the heading "Election of Directors" on pages 6 through 8 and the section entitled Section 16(a) Beneficial Ownership Reporting Compliance" on page 14 of the Company's Proxy Statement dated August 7, 1998 ("1998 Proxy Statement") are incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------

The section under the heading "Election of Directors" entitled "Compensation of Directors" on pages 8 and 9 and the section entitled "Executive Compensation" on pages 11 through 13 of the 1998 Proxy Statement are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------------------------

The section entitled "Security Ownership of Certain Beneficial Owners and Management" on pages 4 and 5 of the 1998 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------

The section entitled "Certain Transaction" on page 14 of the 1998 Proxy Statement is incorporated herein by reference.

                                       PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

DOCUMENTS FILED AS PART OF THIS REPORT

      (1) Financial Statements. The following financial statements of the Company are included in Part II, Item 8, of this Annual Report on Form 10-K..

          Report of Independent Accountants
          Consolidated Balance Sheet as of May 31, 1998 and 1997
          Consolidated Statement of Income for the three years in the period ended May 31, 1998
          Consolidated Statement of Stockholders' Equity (Deficit) for the three years in the period ended May 31, 1998
          Consolidated Statement of Cash Flows for the three years in the period ended May 31, 1998
          Notes to Consolidated Financial Statements

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

10.2 Lease Agreement, dated April 20, 1994, between the Company and Norwest Bank North Dakota, N.A. (incorporated herein by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 filed March 5, 1997 (SEC File No. 333-22833))

10.3 Lease Agreement, dated May 2, 1994, as amended, between the Company and Blue Cross Blue Shield of North Dakota and Lincoln Mutual Life and Casualty Insurance Co. (incorporated herein by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 filed March 5, 1997 (SEC File No. 333-22833))

10.4 1983 Incentive Stock Option Plan, as amended (incorporated here herein by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 filed March 5, 1997 (SEC File No. 333-22833))

10.5 1997 Stock Incentive Plan, including form of option agreement (incorporated here herein by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 filed March 5, 1997 (SEC File No. 333-22833)) *

10.6 Outside Directors Stock Option Plan (incorporated here herein by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 filed March 5, 1997 (SEC File No. 333-22833)) *

10.7 1997 Employee Stock Purchase Plan (incorporated here herein by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 filed March 5, 1997 (SEC File No. 333-22833)) *

10.8 Registration Rights Agreement, dated as of June 24, 1994, between the Company and the holders of registerable securities named therein (incorporated here herein by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 filed March 5, 1997 (SEC File No. 333-22833))

10.9 Limited Liability Company Agreement for Great Plains Software U.K., LLC, dated as of February 20, 1996, between the Company and Douglas J. Burgum therein (incorporated here herein by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1 filed March 5, 1997 (SEC File No. 333-22833))

10.10 Agreement between the Company and Terri F. Zimmerman (incorporated here herein by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1 filed March 5, 1997 (SEC File No. 333-22833)) *

10.11 Agreement between the Company and Raymond F. Good (incorporated here herein by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1 filed March 5, 1997 (SEC File No. 333-22833)) *

10.12 Form of Nonemployee Director Stock Option Agreement (incorporated here herein by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 filed March 5, 1997 (SEC File No. 333-22833)) *

10.13 Board of Directors Resolutions amending 1997 Employee Purchase Plan (incorporated here herein by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1 filed March 5, 1997 (SEC File
      No. 333-22833)) *


10.14 Asset Purchase Agreement, dated April 20, 1998, by and among Great Plains Software, Inc., ICONtrol, Inc. and Holien, Inc., as attached to the 8-K filing and incorporated herein by reference.

21.1  Subsidiaries of the Company

23.1  Consent of PricewaterhouseCoopers LLP

24.1  Powers of Attorney

27.1  Financial Data Schedule

99.1 Cautionary Statement for Purposes of the "Safe Habor" Provisions of the Private Securities Litigation Reform Act of 1995

(a)   Reports on Form 8-K

      A report on Form 8-K was filed during the quarter ended May 31, 1998 The Form 8-K was filed on May 5, 1998, which described under Item 2 the purchase of certain assets of ICONtrol, Inc. The financial statements for ICONtrol were filed in an amendment to the Form 8-K on July 2, 1998.

(b)   See Exhibit Index and Exhibits filed with this Report.

(c)   See the Financial Statement Schedule included at the end of this Report.


--------------------------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K to Item 14(c) of the Form 10-K Report.

                                      SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 21, 1998                      GREAT PLAINS SOFTWARE, INC.



                                   By
                                     -----------------------------------------
                                   Douglas J. Burgum
                                   Chief Executive Officer,
                                   Chairman of the Board and President

Signature                               Title                    Date
---------                               -----                    ----

                              President, Chief Executive    August 21, 1998
-----------------------       Officer and Chairman of
Douglas J. Burgum             the Board


                              Chief Financial Officer and   August 21, 1998
-----------------------       Vice President
Terri F. Zimmerman


         *                    Director                      August 21, 1998
-----------------------
Bradley J. Burgum


         *                    Director                      August 21, 1998
-----------------------
Frederick W. Burgum


         *                    Director                      August 21, 1998
-----------------------
William V. Campbell


         *                    Director                      August 21, 1998
-----------------------
Raymond F. Good


         *                    Director                      August 21, 1998
-----------------------
J.A. Heidi Roizen


         *                    Director                      August 21, 1998
-----------------------
Joseph S. Tibbetts, Jr.



*  By
          -----------------------------
          Douglas J. Burgum
          Attorney-in-Fact

   REPORT OF INDEPENDENT ACCOUNTANTS ON THE FINANCIAL STATEMENT SCHEDULE



To the Board of Directors of
Great Plains Software, Inc.


Our audits of the consolidated financial statements referred to in our report dated June 19, 1998 appearing in item 8 in Great Plains Software, Inc.'s Annual Report on Form 10-K for the year ended May 31, 1998, also included an audit of the Financial Statements Schedule listed in item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Minneapolis, Minnesota
June 19, 1998

                             Great Plains Software, Inc
            Schedule II -- Schedule of Valuation and Qualifying Accounts
                               (Amounts in thousands)



                         Balance at     Charged to                    Balance
                         Beginning      Costs and                     at End
                         Of Year        Expenses       Deductions     of Year
                         -------        --------       ----------     -------

Allowance for Doubtful Accounts
Year Ended May 31,

     1998                991            766            126            1,631
     1997                667            408             84              991
     1996                255            529            117              667

Allowance for Returns
Year Ended May 31,

     1998                1,616          6,726          5,291          3,051
     1997                1,213          4,007          3,604          1,616
     1996                1,096          3,349          3,232          1,213