Form 10-Q
period 1998-08-31
GREAT PLAINS SOFTWARE INC
filed 1998-10-15
CIK 758540

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                     FORM 10-Q
(Mark One)
    X              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended August 31, 1998

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

     Yes   X   No
          ---      ---

     As of October 6, 1998 the number of shares outstanding of the registrant's Common Stock, par value $.01 per share, was 13,827,781.

                           PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            GREAT PLAINS SOFTWARE, INC.

                        CONSOLIDATED CONDENSED BALANCE SHEET
                                   (IN THOUSANDS)

                                                                      August 31,       May 31,
                                                                         1998           1998
                                                                      ----------     ----------
                                                                      (unaudited)
Assets:
  Current assets:
     Cash and cash equivalents . . . . . . . . . . . . . . . . .         $20,131        $18,197
     Investments . . . . . . . . . . . . . . . . . . . . . . . .          48,556         48,721
     Accounts receivable, net. . . . . . . . . . . . . . . . . .           5,470          8,790
     Deferred income tax assets. . . . . . . . . . . . . . . . .           5,004          4,630
     Other current assets. . . . . . . . . . . . . . . . . . . .           3,510          3,456
                                                                      ----------     ----------
       Total current assets. . . . . . . . . . . . . . . . . . .          82,671         83,794

  Property and equipment, net. . . . . . . . . . . . . . . . . .           9,717          8,501
  Goodwill and other intangibles, net. . . . . . . . . . . . . .           4,632          4,946
  Deferred income tax assets . . . . . . . . . . . . . . . . . .           3,318          3,318
  Other assets . . . . . . . . . . . . . . . . . . . . . . . . .           3,481          2,286
                                                                      ----------     ----------
       Total assets. . . . . . . . . . . . . . . . . . . . . . .        $103,819       $102,845
                                                                      ----------     ----------
                                                                      ----------     ----------

Liabilities and stockholders' equity
  Current liabilities:
     Accounts payable. . . . . . . . . . . . . . . . . . . . . .         $ 2,987        $ 4,135
     Accrued expenses. . . . . . . . . . . . . . . . . . . . . .          11,630         13,702
     Deferred revenue. . . . . . . . . . . . . . . . . . . . . .          16,154         15,133
                                                                      ----------     ----------
       Total current liabilities . . . . . . . . . . . . . . . .          30,771         32,970

  Long-term liabilities:
     Deferred income tax liability . . . . . . . . . . . . . . .             204            204
                                                                      ----------     ----------
       Total liabilities . . . . . . . . . . . . . . . . . . . .          30,975         33,174

  Stockholders' equity:
     Common stock. . . . . . . . . . . . . . . . . . . . . . . .             138            137
     Additional paid-in capital. . . . . . . . . . . . . . . . .          68,789         67,801
     Retained earnings . . . . . . . . . . . . . . . . . . . . .           3,917          1,733
                                                                      ----------     ----------
       Total stockholders' equity. . . . . . . . . . . . . . . .          72,844         69,671
                                                                      ----------     ----------

  Total liabilities and stockholders' equity . . . . . . . . . .        $103,819       $102,845
                                                                      ----------     ----------
                                                                      ----------     ----------


     See accompanying notes to the consolidated condensed financial statements.

                            GREAT PLAINS SOFTWARE, INC.

                     CONSOLIDATED CONDENSED STATEMENT OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                Three Months Ended
                                                                    August 31,
                                                                1998          1997
                                                            -------------------------
                                                                    (unaudited)
Revenues:
  License. . . . . . . . . . . . . . . . . . . . . . .         $16,114       $ 10,335
  Service. . . . . . . . . . . . . . . . . . . . . . .          11,015          6,439
                                                            ----------     ----------
     Total revenues. . . . . . . . . . . . . . . . . .          27,129         16,774

Cost of revenues:
  License. . . . . . . . . . . . . . . . . . . . . . .           3,996          1,935
  Service. . . . . . . . . . . . . . . . . . . . . . .           3,576          2,251
                                                            ----------     ----------
     Total cost of revenues. . . . . . . . . . . . . .           7,572          4,186
                                                            ----------     ----------

     Gross profit. . . . . . . . . . . . . . . . . . .          19,557         12,588

Operating expenses:
  Sales and marketing. . . . . . . . . . . . . . . . .           9,533          6,199
  Research and development . . . . . . . . . . . . . .           4,517          2,676
  General and administrative . . . . . . . . . . . . .           2,518          1,894
                                                            ----------     ----------
     Total operating expenses. . . . . . . . . . . . .          16,568         10,769
                                                            ----------     ----------

Operating income . . . . . . . . . . . . . . . . . . .           2,989          1,819
Other income, net. . . . . . . . . . . . . . . . . . .             649            736
                                                            ----------     ----------
Income before income taxes . . . . . . . . . . . . . .           3,638          2,555
Income tax provision . . . . . . . . . . . . . . . . .           1,454          1,022
                                                            ----------     ----------
     Net income. . . . . . . . . . . . . . . . . . . .        $  2,184      $   1,533
                                                            ----------     ----------
                                                            ----------     ----------

Income per common share:

     Basic . . . . . . . . . . . . . . . . . . . . . .           $0.16          $0.12
                                                            ----------     ----------
                                                            ----------     ----------

     Diluted . . . . . . . . . . . . . . . . . . . . .           $0.15          $0.11
                                                            ----------     ----------
                                                            ----------     ----------

Shares used in computing income per common share:

     Basic . . . . . . . . . . . . . . . . . . . . . .      13,764,345     12,714,473
                                                            ----------     ----------
                                                            ----------     ----------

     Diluted . . . . . . . . . . . . . . . . . . . . .      14,436,353     13,476,290
                                                            ----------     ----------
                                                            ----------     ----------


     See accompanying notes to the consolidated condensed financial statements.

                            GREAT PLAINS SOFTWARE, INC.

                   CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (IN THOUSANDS)

                                                                           Three months ended
                                                                                August 31,
                                                                           1998           1997
                                                                         ----------------------
                                                                               (unaudited)
Cash flows from operating activities:
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . .         $ 2,184        $ 1,533

  Adjustments to reconcile net income to net cash provided
  by operating activities:
     Depreciation and amortization . . . . . . . . . . . . . . .           1,108            662
     Deferred taxes. . . . . . . . . . . . . . . . . . . . . . .            (374)         1,011

     Changes in operating assets and liabilities:
       Accounts receivable . . . . . . . . . . . . . . . . . . .           3,320          2,043
       Accounts payable. . . . . . . . . . . . . . . . . . . . .          (1,148)           235
       Accrued expenses. . . . . . . . . . . . . . . . . . . . .          (2,072)          (510)
       Deferred revenue. . . . . . . . . . . . . . . . . . . . .           1,021            627
       Other current assets. . . . . . . . . . . . . . . . . . .             (54)          (282)
                                                                         -------        -------
          Net cash provided by operating activities. . . . . . .           3,985          5,319
                                                                         -------        -------

Cash flows from investing activities:
  Purchase of property, plant and equipment. . . . . . . . . . .          (2,010)        (1,934)
  Purchase of other assets . . . . . . . . . . . . . . . . . . .          (1,195)        (1,073)
  Net sale (purchase) of investments . . . . . . . . . . . . . .             165        (49,967)
                                                                         -------        -------
          Net cash used by investing activities. . . . . . . . .          (3,040)       (52,974)
                                                                         -------        -------

Cash flows from financing activities:
  Sale of stock. . . . . . . . . . . . . . . . . . . . . . . . .              --         50,243
  Exercise of stock options and
     proceeds from employee stock purchase plan. . . . . . . . .             989             91
                                                                         -------        -------
       Net cash provided by financing activities . . . . . . . .             989         50,334
                                                                         -------        -------

Net increase in cash . . . . . . . . . . . . . . . . . . . . . .           1,934          2,679

Cash at beginning of period. . . . . . . . . . . . . . . . . . .          18,197         12,101
                                                                         -------        -------

Cash at end of period. . . . . . . . . . . . . . . . . . . . . .         $20,131        $14,780
                                                                         -------        -------
                                                                         -------        -------


     See accompanying notes to the consolidated condensed financial statements.

                            GREAT PLAINS SOFTWARE, INC.

                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                    (UNAUDITED)


1.   Basis of Presentation

  The information at August 31, 1998 and 1997 and for the three months then ended is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which the Company's management believes to be necessary for the fair presentation of the financial position, results of operations and changes in cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Despite management's best effort to establish good faith estimates and assumptions, actual results may differ.

  The accompanying interim financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended May 31, 1998. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by rules and regulations of the Securities and Exchange Commission. Interim results of operations for the three month period ended August 31, 1998 are not necessarily indicative of operating results for the full fiscal year.

2.   Earnings per Share

  Basic earnings per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share.

The following table sets forth the computation of basic and diluted net income per share:


(DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)        For the Three Months Ended
                                                             August 31,
                                                     1998                1997
                                                 --------------------------------
BASIC EARNINGS PER SHARE COMPUTATION:
   Net income available to common stockholders        $2,184              $1,533
   Weighted average common shares                 13,764,345          12,714,473
   Basic net income per share                          $0.16               $0.12

DILUTED EARNINGS PER SHARE COMPUTATION:
   Net income                                         $2,184              $1,533
   Shares calculation:
      Weighted average number of common shares    13,764,345          12,714,473
      Other common stock equivalents                 672,008             761,817
                                                  14,436,353          13,476,290
   Diluted net income per share                        $0.15               $0.11


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

                                                      Three Months Ended
                                                          August 31,
                                                     1998           1997
                                                    --------------------
As a percentage of total revenues
  Revenues:
    License. . . . . . . . . . . . . . . . .         59.4%          61.6%
    Service. . . . . . . . . . . . . . . . .         40.6           38.4
                                                    -----          -----
    Total revenues . . . . . . . . . . . . .        100.0          100.0

  Cost of revenues:
    License. . . . . . . . . . . . . . . . .         14.7           11.6
    Service. . . . . . . . . . . . . . . . .         13.2           13.4
                                                    -----          -----
  Total cost of revenues . . . . . . . . . .         27.9           25.0
                                                    -----          -----

       Gross profit. . . . . . . . . . . . .         72.1           75.0

  Operating expenses:
    Sales and marketing. . . . . . . . . . .         35.1           37.0
    Research and development . . . . . . . .         16.7           16.0
    General and administrative . . . . . . .          9.3           11.2
                                                    -----          -----
       Total operating expenses. . . . . . .         61.1           64.2
                                                    -----          -----

  Operating income . . . . . . . . . . . . .         11.0           10.8
  Other income, net. . . . . . . . . . . . .          2.4            4.4
                                                    -----          -----
  Income before income taxes . . . . . . . .         13.4           15.2
  Income tax provision . . . . . . . . . . .          5.3            6.1
                                                    -----          -----
       Net income. . . . . . . . . . . . .            8.1%           9.1%
                                                    -----          -----
                                                    -----          -----

REVENUES

     REVENUES.   Revenues for the quarter ended August 31, 1998 were $27.1
million, representing an increase of 61.7% over revenues of $16.8 million for the quarter ended August 31, 1997. This increase in revenues was primarily due to increased demand for the Company's Dynamics C/S+ and Dynamics products (together, the "client/server products") and related service fees. The Company's other source of revenue was from its "heritage" products, which consists of its DOS and Macintosh solutions.

     The following tables set forth for the periods indicated client/server and heritage product revenues, each as a percentage of total revenues:

                                                Three Months Ended August 31,
                                                  1998               1997
                                                 ------             ------
Client/server product revenues . . . . . . .       92.4%              83.8%
Heritage product revenues. . . . . . . . . .        7.6%              16.2%


     Client/server product revenues, including license and service fees, were $25.0 million for the quarter ended August 31, 1998, representing an increase of 78.2% over client/server product revenues of $14.1 million for the quarter ended August 31, 1997. This increase in revenues was primarily the result of an increase in new customer licenses as well as increased revenues from maintenance and telephone support contracts due to an increased base of client/server customers.

     Heritage product revenues, including license and service fees, were $2.1 million for the quarter ended August 31, 1998, representing a decrease of 23.6% from revenues of $2.7 million for the quarter ended August 31, 1997. This decrease in heritage product revenues was primarily due to a decrease in the sale of upgrades to the Company's installed base of heritage customers and from a decrease in demand for DOS and Macintosh solutions as a result of a broader market trend toward Windows and Windows NT solutions. The Company anticipates that heritage product revenues will continue to decrease in future periods.

     The Company's international revenues increased 101.0% to $4.6 million for the quarter ended August 31, 1998, representing 16.8% of total revenues and compared with $2.3 million for the quarter ended August 31, 1997. This increase was a result of growth in existing international markets, including growth in the Company's subsidiary operations in the United Kingdom and Australia, as well as revenues from new subsidiaries in Singapore, South Africa and Scandinavia. In September 1997, the Company established a subsidiary operation in Singapore and, in December 1997, the Company established a subsidiary operation in South Africa. In May 1998, the Company completed the acquisition of certain assets of Telenor Financial Systems. As a result, the Company established an international subsidiary in Scandinavia focused on developing and selling a high-end reporting and consolidations solution.

     LICENSE. Total license fee revenues for the quarter ended August 31, 1998 were $16.1 million, representing an increase of 55.9% over license revenues of $10.4 million for the quarter ended August 31, 1997. This increase in total license fees was largely attributable to increased market acceptance and demand for the Company's Windows NT client/server product offerings, Dynamics and Dynamics C/S+. This increase was offset, in part, by a decrease in the number of new heritage customer licenses and a decrease in the number of heritage product upgrades.

     SERVICE.   Service revenues for the quarter ended August 31, 1998 were
$11.0 million, representing an increase of 71.1% over service revenues of $6.4 million for the quarter ended August 31, 1997. This increase in service revenues was largely a result of the service revenues associated with new client/server licenses as well as renewals of existing maintenance and support contracts from the increased installed base of client/server customers. Service revenues as a percentage of total revenues were 40.6% for the three months ended August 31, 1998 compared with 38.4% of total revenues for the three months ended August 31, 1997.

COSTS AND EXPENSES

     COST OF LICENSE FEES.   Cost of license fees consists primarily of the
costs of product manuals, media, shipping and royalties paid to third-party OEM partners. Cost of license fees for the quarter ended August 31, 1998 increased to $4.0 million from $1.9 million in the quarter ended August 31, 1997, representing 24.8% and 18.7% of total license fee revenues, respectively. The dollar increase in cost of license fees in the quarter ended August 31, 1998 was primarily attributable to the overall growth in license fee revenues and an increase in royalties paid to third-party OEM partners. The increase in cost of license fees as a percentage of total license fee revenues was primarily attributable to an increase in the sale of products for which the Company is obligated to pay royalties to third-party OEM partners. The cost of license fees as a percentage of license fee revenues may increase if the Company continues to add third-party OEM partners or if sales which include third-party products increase as a percentage of total revenues.

     COST OF SERVICES.   Cost of services consists of the costs of providing
telephone support, training and consulting services to the Company's customers and distribution channel. Cost of services for the quarter ended August 31, 1998 increased to $3.6 million from $2.3 million for the quarter ended August 31, 1997, representing 32.5% and 35.0% of total service revenues, respectively. The dollar increase in cost of services was primarily due to the continued expansion of the Company's service resources. The decrease in cost of services as a percentage of revenues was primarily a result of improved efficiency and continued strong customer enrollment in maintenance plans and support contracts. The Company anticipates that cost of services will increase in dollar amount as service revenues increase.

     SALES AND MARKETING.   Sales and marketing expenses consist primarily of
salaries, commissions, travel and promotional expenses. Sales and marketing expenses increased to $9.5 million for the quarter ended August 31, 1998 compared with $6.2 million for the quarter ended August 31, 1997, representing 35.1% and 37.0% of total revenues, respectively. The dollar increase in sales and marketing expenses was attributable to increased commission expenses associated with higher revenue, increased marketing expenses for the Company's client/server products, continued investments in expanding the capacity and capability of the channel for its Windows NT client/server products and to the hiring of additional sales and marketing personnel. In addition, the Company increased sales and marketing expenses related to the operation of its international subsidiaries. The decrease in sales and marketing expenses as a percentage of total revenues for the quarter ended August 31, 1998 compared with the same period in the last fiscal year was primarily a result of increased productivity in the Company's Partner channel. The Company anticipates that sales and marketing expenses will increase in dollar amount as total revenues increase; however, the Company does not anticipate significant changes in sales and marketing expenses as a percentage of total revenues.

     RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of compensation of development personnel and depreciation of equipment. Total research and development expenses were $4.5 million for the quarter ended August 31, 1998 compared with $2.7 million for the quarter ended August 31, 1997, representing 16.7% and 16.0% of total revenues, respectively. Research and development expenditure increases were primarily attributable to increases in the Company's salary cost for software engineers and the infrastructure costs required to support product development initiatives in the following areas: (i) expansion and enhancement of the Company's client/server product offerings, (ii) research and development of new client/server products including manufacturing applications, a human resources management system, a high-end reporting and consolidations solution, and an electronic commerce solution, and (iii) additional research and development to optimize the Company's client/server products for the latest technologies. Research and development expenses increased as a percentage of total revenues in the most recent quarter primarily due to additional resources added as a result of newly acquired client/server products which expand the Company's business management solutions. The Company anticipates that it will continue to devote substantial resources to its research and development effort and that research and development expenses will increase in dollar amount in future periods and may increase as a percentage of revenues.

     GENERAL AND ADMINISTRATIVE.   General and administrative expenses consist
primarily of salaries of executive, financial, human resources and information services personnel as well as outside professional fees. General and administrative expenses for the quarter ended August 31, 1998 were $2.5 million, compared with $1.9 million for the quarter ended August 31, 1997, representing 9.3% and 11.2% of total revenues, respectively. The increase in the dollar amount was primarily due to increased staffing and professional fees to support the Company's growth. The Company believes that its general and administrative expenses will increase in dollar amount in the future to support the expansion of its operations.

     OTHER INCOME, NET. Other income, net consists primarily of earnings from investments. Other income, net was $0.6 million for the quarter ended August 31, 1998, compared with $0.7 million for the quarter ended August 31, 1997.

     PROVISION FOR INCOME TAXES.   The Company's income tax provision for the
quarter ended August 31, 1998 was $1.5 million, compared with $1.0 million for the quarter ended August 31, 1997. The provision for income taxes was 40% of income before income taxes for the quarter ended August 31, 1998, which is consistent with the fiscal 1998 annual effective income tax rate. This increase in the provision for income taxes was primarily attributable to the increased operating income for the quarter ended August 31, 1998 compared with the quarter ended August 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically funded operations primarily through cash provided by operations and the sale of equity securities. Currently, the Company meets its working capital needs and capital equipment needs with cash provided by operations.

     Cash provided by operating activities for the three months ended August 31, 1998 was $4.0 million, compared with $5.3 million for the three months ended August 31, 1997. Although the Company experienced higher profitability for the quarter ended August 31, 1998 when compared with the quarter ended August 31, 1997, cash provided by operations decreased for the three months ended August 31, 1998 compared with the prior period primarily due to increased payment of accounts payable and accrued expenses offset, in part, by increased collections on accounts receivable.

     The Company's investing activities used cash of $3.0 million for the three months ended August 31, 1998 compared with $53.0 million for the three months ended August 31, 1997. The principal use of cash in investing activities for the quarter ended August 31, 1997 was $50.0 million for the purchase of investments following the Company's initial public offering of its common stock. Capital expenditures for the purchase of computer equipment, furniture and other assets were approximately the same for the three months ended August 31, 1998 and August 31, 1997.

     The Company's financing activities provided cash of $1.0 million during the three months ended August 31, 1998, compared with cash provided of $50.3 million for the three months ended August 31, 1997. For the three months ended August 31, 1998, cash provided from financing activities was related to the exercise of stock options and stock issued under the Company's employee stock purchase plan. For the three months ended August 31 1997, cash provided by financing activities consisted of $50.2 million from the sale of the Company's common stock in an initial public offering and $0.1 million from the exercise of stock options.

     The Company's sources of liquidity at August 31, 1998 consisted principally of cash, cash equivalents and investments of $68.7 million. The Company also has a $10.0 million revolving line of credit facility with a bank. The line of credit expires in November 1998 and borrowings made thereunder are subject to certain covenants. No amounts were outstanding under the line of credit at August 31, 1998. The Company believes that its existing cash, cash equivalents and investments, cash generated from operations and the amounts available under the line of credit will be sufficient to fund its operations for the foreseeable future.

YEAR 2000

     Many currently installed computer systems and software are coded to accept only two-digit entries in the date code fields. These date code fields will need to accept four-digit entries to distinguish 21st century dates from 20th century dates. As a result, many companies' computer systems and software will need to be upgraded or replaced in order to comply with year 2000 requirements. The Company's current products are Year 2000 compliant.

     The Company's internal financial, manufacturing and other computer systems have been reviewed to assess and remediate any Year 2000 problems. The amount of remediation work required to address Year 2000 problems is not expected to be extensive. The Company has replaced certain of its financial and operational systems in the last several years, and management believes that the new equipment and software substantially addresses Year 2000 issues. In addition, the Company has received assurances from its major suppliers that they are addressing the Year 2000 issue and that products purchased by the Company from such suppliers will function properly in the year 2000.

     Based on its assessments to date, the Company believes it will not experience any material disruption as a result of Year 2000 problems in internal development processes, information processing or interface with major customers,
or with processing orders and billing.   Assuming no major disruption in service
from utility companies or other critical third-party providers, the Company believes that it will be able to manage its total Year 2000 transition without any material effect on the Company's results of operations or financial condition.



EURO CONVERSION

     On January 1, 1999, eleven of the fifteen member countries of the European Unions (the "participating countries") are scheduled to establish fixed conversion rates between their existing sovereign currencies (the "legacy currencies") and the euro. The participating countries have agreed to adopt the euro as their common legal currency on that date. The euro will then trade on currency exchanges and be available for non-cash transactions. The participating countries will issue sovereign debt exclusively in euro and will redenominate their outstanding sovereign debt into euros.

     Following introduction of the euro, the legacy currencies are scheduled to remain legal tender in the participating countries as denominations of the euro between January 1, 1999 and January 1, 2002 (the "transition period"). During the transition period, public and private parties may pay for goods and services using either the euro or the participating country's legacy currency on a "no compulsion, no prohibition" basis. However, conversion rates no longer will be computed directly from one legacy currency to another. Instead, a "triangulation" process must be applied with any amount denominated in a legacy currency first converted into a euro amount and then into the second legacy currency.

     Based on specification documents issued by the European Commission and Business Accounting Software Developers Association (BASDA), the Company has adjusted its client/server applications to handle the accounting and information management associated with euro conversion. Specifically, the Company's core financial accounting modules are scheduled for general euro release prior to January 1, 1999 with full euro functionality. Thereafter, additional modules will be released, along with euro-compatible products from OEM partners and independent software vendors.

CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION

     The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company's expectations or beliefs, including, but not limited to, statements concerning the Company's operations and financial performance and condition. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. The Company cautions that these statements by their nature involve risks and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors, including those described above in the Management's Discussion and Analysis of Financial Condition and Results of Operations and in Exhibit 99.1 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1998.


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

     None.

ITEM 5.   OTHER INFORMATION

     None.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     27.1  Financial Data Schedule


(b)  Reports on Form 8K

   A Form 8K-A was filed on July 2, 1998, incorporating the financial statements for ICONTrol, Inc. in connection with the Company's purchase of certain assets of ICONTrol, Inc. during the previous quarter.

                                     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  October 15, 1998

                              GREAT PLAINS SOFTWARE, INC.



                              By   /s/ Douglas J. Burgum
                                 ---------------------------------------
                              Douglas J. Burgum
                              Chairman of the Board, President and
                                 Chief Executive Officer



                              By   /s/ Terri F. Zimmerman
                                 ---------------------------------------
                              Terri F. Zimmerman
                              Chief Financial Officer

                                    EXHIBIT INDEX


27.1      Financial Data Schedule