Form 10-Q
period 1998-11-30
GREAT PLAINS SOFTWARE INC
filed 1999-01-05
CIK 758540

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                     FORM 10-Q
(Mark One)
     X             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended November 30, 1998

                                         OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ___________ to ____________

                               Commission File Number
                                      0-22703


                            GREAT PLAINS SOFTWARE, INC.
               (Exact name of registrant as specified in its charter)


     MINNESOTA                                         45-0374871
(State or other jurisdiction            (I.R.S. Employer Identification No.)
of incorporation or organization)



1701 S.W. 38TH STREET, FARGO, NORTH DAKOTA               58103
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

     As of December 16, 1998, the number of shares outstanding of the registrant's Common Stock, par value $.01 per share, was 13,843,309.

                           PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            GREAT PLAINS SOFTWARE, INC.

                        CONSOLIDATED CONDENSED BALANCE SHEET
                                   (IN THOUSANDS)


                                                 November 30,     May 31,
                                                     1998          1998
                                                 -----------    -----------
                                                 (unaudited)
Assets:
   Current assets:
      Cash and cash equivalents. . . . . . . .       $22,563        $18,197
      Investments. . . . . . . . . . . . . . .        48,326         48,721
      Accounts receivable, net . . . . . . . .         9,927          8,790
      Deferred income taxes. . . . . . . . . .         5,004          4,630
      Other current assets . . . . . . . . . .         3,867          3,456
                                                 -----------    -----------
         Total current assets. . . . . . . . .        89,687         83,794

   Property and equipment, net . . . . . . . .        10,542          8,501
   Goodwill and other intangibles, net . . . .         4,371          4,946
   Deferred income tax assets. . . . . . . . .         3,318          3,318
   Other assets. . . . . . . . . . . . . . . .         3,670          2,286
                                                 -----------    -----------
         Total assets. . . . . . . . . . . . .      $111,588       $102,845
                                                 -----------    -----------
                                                 -----------    -----------

Liabilities and stockholders' equity
   Current liabilities:
      Accounts payable . . . . . . . . . . . .        $3,256         $4,135
      Accrued expenses . . . . . . . . . . . .        11,361         13,702
      Deferred revenue . . . . . . . . . . . .        20,337         15,133
                                                 -----------    -----------
         Total current liabilities . . . . . .        34,954         32,970

   Long-term liabilities:
      Deferred tax liability . . . . . . . . .           204            204
                                                 -----------    -----------
         Total liabilities . . . . . . . . . .        35,158         33,174

   Stockholders' equity:
      Common stock . . . . . . . . . . . . . .           138            137
      Additional paid-in capital . . . . . . .        69,514         67,801
      Accumulated translation adjustment . . .             1            -
      Retained earnings. . . . . . . . . . . .         6,777          1,733
                                                 -----------    -----------
         Total stockholders' equity. . . . . .        76,430         69,671
                                                 -----------    -----------

   Total liabilities and stockholders' equity.      $111,588       $102,845
                                                 -----------    -----------
                                                 -----------    -----------


   See accompanying notes to the consolidated condensed financial statements.

                            GREAT PLAINS SOFTWARE, INC.

                     CONSOLIDATED CONDENSED STATEMENT OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                      Three Months Ended              Six months Ended
                                                          November 30,                   November 30,
                                                     1998              1997        1998              1997
                                                     ----------------------        ----------------------
                                                          (unaudited)                    (unaudited)
Revenues:
   License . . . . . . . . . . . . . . . . . .       $18,441        $12,282        $34,555        $22,617
   Service . . . . . . . . . . . . . . . . . .        13,366          7,763         24,381         14,202
                                                     -------        -------        -------        -------
      Total revenues . . . . . . . . . . . . .        31,807         20,045         58,936         36,819

Cost of revenues:
   License . . . . . . . . . . . . . . . . . .         4,657          2,654          8,653          4,589
   Service . . . . . . . . . . . . . . . . . .         4,148          2,511          7,724          4,762
                                                     -------        -------        -------        -------
      Total cost of revenues . . . . . . . . .         8,805          5,165         16,377          9,351
                                                     -------        -------        -------        -------

      Gross profit . . . . . . . . . . . . . .        23,002         14,880         42,559         27,468

Operating expenses:
   Sales and marketing . . . . . . . . . . . .        11,740          7,709         21,273         13,908
   Research and development. . . . . . . . . .         4,858          3,011          9,375          5,687
   General and administrative. . . . . . . . .         2,336          1,662          4,854          3,556
                                                     -------        -------        -------        -------
      Total operating expenses . . . . . . . .        18,934         12,382         35,502         23,151
                                                     -------        -------        -------        -------

Operating income . . . . . . . . . . . . . . .         4,068          2,498          7,057          4,317
Other income, net. . . . . . . . . . . . . . .           699          1,067          1,348          1,803
                                                     -------        -------        -------        -------
Income before income taxes . . . . . . . . . .         4,767          3,565          8,405          6,120
Income tax provision . . . . . . . . . . . . .         1,907          1,426          3,361          2,448
                                                     -------        -------        -------        -------
      Net income . . . . . . . . . . . . . . .        $2,860         $2,139         $5,044         $3,672
                                                     -------        -------        -------        -------
                                                     -------        -------        -------        -------

Income per common share:

Basic    . . . . . . . . . . . . . . . . . . .         $0.21          $0.16          $0.37          $0.28
Diluted  . . . . . . . . . . . . . . . . . . .         $0.20          $0.15          $0.35          $0.27

Shares used in computing income per common share:

Basic    . . . . . . . . . . . . . . . . . . .    13,831,659     13,475,717     13,797,818     13,093,015
Diluted  . . . . . . . . . . . . . . . . . . .    14,475,674     14,169,837     14,455,749     13,820,984


    See accompanying notes to the consolidated condensed financial statements.

                            GREAT PLAINS SOFTWARE, INC.

                   CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (IN THOUSANDS)


                                                                  Six months ended November 30,
                                                                     1998           1997
                                                                     ----           ----
                                                                  (unaudited)      (unaudited)
Operating activities:
   Funds generated by current operations:
      Net income . . . . . . . . . . . . . . . . . . . . . . .       $5,044         $3,672

   Adjustments to reconcile net income to net cash provided
   by operating activities:
      Depreciation and amortization. . . . . . . . . . . . . .        2,280          1,295
      Deferred income tax expense. . . . . . . . . . . . . . .         (374)           511

      Changes in operating assets and liabilities:
         Accounts receivable . . . . . . . . . . . . . . . . .       (1,137)        (1,226)
         Other current assets. . . . . . . . . . . . . . . . .         (411)          (555)
         Accounts payable. . . . . . . . . . . . . . . . . . .         (879)           314
         Accrued expenses. . . . . . . . . . . . . . . . . . .       (1,980)          (638)
         Deferred revenue. . . . . . . . . . . . . . . . . . .        5,204          1,587
                                                                    -------        -------
            Net cash provided by operating activities. . . . .        7,747          4,960

Investing activities:
   Purchases of property and equipment . . . . . . . . . . . .       (3,745)        (2,591)
   Net sale (purchase) of investments. . . . . . . . . . . . .          395        (50,286)
   Purchase of other assets. . . . . . . . . . . . . . . . . .       (1,384)        (1,953)
                                                                    -------        -------
         Net cash used by investing activities . . . . . . . .       (4,734)       (54,830)

Financing activities:
   Exercise of stock options . . . . . . . . . . . . . . . . .        1,352            230
   Proceeds from issuance of common stock, net . . . . . . . .          --          50,315
                                                                    -------        -------
         Net cash provided by financing activities . . . . . .        1,352         50,545

Effect of exchange rate changes on cash. . . . . . . . . . . .            1            --
                                                                    -------        -------

Net increase in cash . . . . . . . . . . . . . . . . . . . . .        4,366            675

Cash at beginning of period. . . . . . . . . . . . . . . . . .       18,197         12,101
                                                                    -------        -------

Cash at end of period. . . . . . . . . . . . . . . . . . . . .      $22,563        $12,776
                                                                    -------        -------
                                                                    -------        -------


   See accompanying notes to the consolidated condensed financial statements.

                            GREAT PLAINS SOFTWARE, INC.

                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                    (UNAUDITED)


1.   Basis of Presentation

     The information at November 30, 1998 and 1997 and for the three and six month periods then ended is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which the Company's management believes to be necessary for the fair presentation of the financial position, results of operations and changes in cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Despite management's best effort to establish good faith estimates and assumptions, actual results may differ.

     The accompanying interim financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended May 31, 1998. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by rules and regulations of the Securities and Exchange Commission. Interim results of operations for the three and six month periods ended November 30, 1998 are not necessarily indicative of operating results for the full fiscal year.

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

The following table sets forth the computation of basic and diluted net income per share:


(Dollars in thousands, except share amounts)

                                                          For the Three Months          For the Six Months
                                                           Ended November 30,           Ended November 30,

                                                           1998           1997          1998           1997
Basic earnings per share calculation

     Net income available to common shareholders             $2,860         $2,139        $5,044         $3,672


     Weighted average common shares                      13,831,659     13,475,717    13,797,818     13,093,015

     Basic net income per share                               $0.21          $0.16         $0.37          $0.28

Diluted earnings per share calculation:

     Net income                                              $2,860         $2,139        $5,044         $3,672

     Shares calculation



          Weighted average number of common shares       13,831,659     13,475,717    13,797,818     13,093,015
          Other common stock equivalents                    644,015        694,120       657,931        727,969
                                                         ------------------------------------------------------
                                                         14,475,674     14,169,837    14,455,749     13,820,984

     Diluted net income per share                             $0.20          $0.15         $0.35          $0.27


3.   Comprehensive Income

     On June 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting of Comprehensive Income". The standard requires the display and reporting of comprehensive income, which includes all changes in stockholders' equity with the exception of additional investments by stockholders or distributions to stockholders.
     Comprehensive income for the Company includes net income and the effects of translation which are charged or credited to the cumulative translation adjustments account within stockholders' equity. Comprehensive income for the three and six months ended November 30, 1998 and 1997 are as follows:



                                                  For the Three Months          For the Six Months
                                                  Ended November 30,            Ended November 30,

(Dollars in thousands)                            1998           1997           1998           1997
Net income                                        $2,860         $2,139         $5,044         $3,672

Changes in cumulative translation adjustments          1            -                1            -
                                                  ------         ------         ------         ------

Comprehensive income                              $2,861         $2,139         $5,045         $3,672


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


                                                       Three Months Ended      Six Months Ended
                                                          November 30,            November 30,
                                                       1998         1997       1998         1997
                                                       -----------------       -----------------
As a percentage of total revenues
   Revenues:
      License. . . . . . . . . . . . . . . . . . .      58.0%       61.3%       58.6%       61.4%
      Service. . . . . . . . . . . . . . . . . . .      42.0        38.7        41.4        38.6
                                                       -----       -----       -----       -----
         Total revenue . . . . . . . . . . . . . .     100.0       100.0       100.0       100.0

   Cost of revenues:
      License. . . . . . . . . . . . . . . . . . .      14.7        13.2        14.7        12.5
      Service. . . . . . . . . . . . . . . . . . .      13.0        12.5        13.1        12.9
                                                       -----       -----       -----       -----
         Total cost of revenues. . . . . . . . . .      27.7        25.7        27.8        25.4
                                                       -----       -----       -----       -----

         Gross profit. . . . . . . . . . . . . . .      72.3        74.3        72.2        74.6

   Operating expenses:
      Sales and marketing. . . . . . . . . . . . .      36.9        38.4        36.1        37.8
      Research and development . . . . . . . . . .      15.3        15.0        15.9        15.4
      General and administrative . . . . . . . . .       7.3         8.3         8.2         9.7
                                                       -----       -----       -----       -----
         Total operating expenses. . . . . . . . .      59.5        61.7        60.2        62.9
                                                       -----       -----       -----       -----

   Operating income. . . . . . . . . . . . . . . .      12.8        12.6        12.0        11.7
   Other income, net . . . . . . . . . . . . . . .       2.2         5.3         2.3         4.9
                                                       -----       -----       -----       -----
   Income before income taxes. . . . . . . . . . .      15.0        17.9        14.3        16.6
   Income tax provision. . . . . . . . . . . . . .       6.0         7.1         5.7         6.6
                                                       -----       -----       -----       -----
         Net income. . . . . . . . . . . . . . . .       9.0%       10.8%        8.6%       10.0%
                                                       -----       -----       -----       -----
                                                       -----       -----       -----       -----


REVENUES


     REVENUES.   Revenues for the quarter ended November 30, 1998 were $31.8 million, representing an increase of 58.7% over revenues of $20.0 million for the quarter ended November 30, 1997. Revenues for the six months ended November 30, 1998 were $58.9 million, representing an increase of 60.1% over revenues of $36.8 million for the six months ended November 30, 1997. These increases in revenues were primarily due to increased demand for the Company's Dynamics C/S+ and Dynamics products (together, the "client/server products") and related service fees.


   The following tables set forth for the periods indicated client/server and heritage product revenues, each as a percentage of total revenues:


                                                       Three Months Ended       Six Months Ended
                                                          November 30,            November 30,
                                                       1998         1997       1998         1997
                                                       -----------------       -----------------
Client/server product revenues . . . . . . . . . .     93.4%       89.5%       92.9%       86.9%
Heritage product revenues. . . . . . . . . . . . .      6.6%       10.5%        7.1%       13.1%


     Client/server product revenues, including license and service fees, were $29.7 million for the quarter ended November 30, 1998, representing an increase of 65.6% over client/server product revenues of $17.9 million for the quarter ended November 30, 1997. For the six months ended November 30, 1998, client/server product revenues were $54.8 million, an increase of 71.1% over the $32.0 million in client/server product revenues for the six months ended November 30, 1997. These increases in revenues were primarily the result of increases in new customer licenses as well as increased revenues from maintenance and telephone support contracts due to an increased base of client/server customers.


     Heritage product revenues, including license and service fees, were $2.1 million for the quarter ended November 30, 1998, consistent with revenues of $2.1 million for the quarter ended November 30, 1997. Heritage revenues did not decline in the quarter, as in fiscal 1998 and the first quarter of fiscal 1999, due to an increase in heritage license revenues as a result of the continued sale of products, including the Great Plains Accounting for Windows upgrade, to existing customers. For the six months ended November 30, 1998, heritage product revenues were $4.1 million, a decrease of 13.3% compared with heritage product revenues of $4.8 million for the six months ended November 30, 1997. Heritage product revenues decreased for the six months ended November 30, 1998 due to a decline in the number of customers purchasing the Version 9 upgrade to the Company's heritage product. The most recent upgrades to the Company's heritage product were released in February 1997 and December 1997 and, as anticipated, demand for these products was strong throughout fiscal 1998 and has declined in fiscal 1999. The Company anticipates that heritage product revenues will decrease in future periods.

     The Company's international revenues increased 71.2% to $5.4 million for the quarter ended November 30, 1998, representing 17.0% of total revenues when compared to $3.2 million for the quarter ended November 30, 1997. This increase was a result of the addition of two new international subsidiaries in South Africa and Scandinavia as well as growth in existing markets including the Company's subsidiary operations in the United Kingdom, Australia, and Singapore. International revenues for the six months ended November 30, 1998 were $10.0 million, representing an increase of 83.7% over international revenues of $5.4 million for the six months ended November 30, 1997. This increase is a result of growth in existing international markets including its existing international subsidiaries as well as the addition of three new international subsidiaries in Singapore, South Africa and Scandinavia.

     LICENSE. Total license fee revenues for the quarter ended November 30, 1998 were $18.4 million, representing an increase of 50.1% over license revenues of $12.3 million for the quarter ended November 30, 1997. For the six months ended November 30, 1998, license fee revenues were $34.5 million, representing an increase of 52.8% over the $22.6 million in license revenues for the six months ended November 30, 1997. These increases in total license fees were largely attributable to increased demand for the Company's client/server products.

     SERVICE.   Service revenues for the quarter ended November 30, 1998 were
$13.4 million, representing an increase of 72.2% over service revenues of $7.7 million for the quarter ended November 30, 1997. Service revenues for the six months ended November 30, 1998 were $24.4 million, representing an increase of 71.7% over service revenues of $14.2 million for the six months ended November 30, 1997. These increases in service revenues were largely a result of the service revenues associated with new client/server licenses as well as renewals of existing maintenance and support contracts from the increasing base of client/server customers. Service revenues as a percentage of total revenues were 42.0% for the three months ended November 30, 1998 compared with 38.7% of total revenues for the three months ended November 30, 1997. For the six months ended November 30, 1998 and 1997, service revenues as a percentage of total revenues were 41.4% and 38.6%, respectively.

COSTS AND EXPENSES

     COST OF LICENSE FEES.   Cost of license fees consists primarily of the
costs of product manuals, media, shipping and royalties paid to third-party vendors. Cost of license fees for the quarter ended November 30, 1998 increased to $4.7 million from $2.7 million in the quarter ended November 30, 1997, representing 25.2% and 21.6% of total license fee revenues,
respectively.   Cost of license fees for the six months ended November 30,
1998 increased to $8.7 million from $4.6 million, representing 25.0% and 20.3% of total license fee revenues, respectively. The dollar increases in the cost of licenses for the quarter and six months ended November 30, 1998 were primarily attributable to the overall growth in license fee revenues, and an increase in royalties paid to third-party vendors. The increases in cost of license fees as a percentage of total license fee revenues for the quarter and six months ended November 30, 1998 were primarily due to increased sales of products that include third-party software. The cost of license fees as a percentage of license fee revenues may increase if the Company continues to add third-party vendors or if sales which include third-party products increase as a percent of total license fee revenues.

     COST OF SERVICES.   Cost of services consists of the costs of providing
telephone support, training and consulting services to the Company's customers and distribution channel. Cost of services for the quarter ended November 30, 1998 increased to $4.1 million from $2.5 million for the quarter ended November 30, 1997, representing 31.0% and 32.3% of total service revenues, respectively. Cost of services for the six months ended November 30, 1998 increased to $7.7 million from $4.8 million for the six months ended November 30, 1997, representing 31.7% and 33.5% of total service revenues, respectively. These increases in cost of services for the quarter and six months ended November 30, 1998 were primarily due to the expansion of the Company's service resources. Cost of services as a percentage of service revenues decreased for the quarter and six months ended November 30, 1998 compared to the same periods last fiscal year. This decrease was primarily a result of improved efficiency and continued strong customer enrollment in maintenance plans and support contracts. The Company anticipates that cost of services will increase in dollar amount as service revenues increase and should remain relatively consistent as a percentage of service revenues.

     SALES AND MARKETING.   Sales and Marketing expenses consist primarily of
salaries, commissions, travel and promotional expenses. Sales and marketing expenses increased to $11.7 million for the quarter ended November 30, 1998 compared with $7.7 million for the quarter ended November 30, 1997, representing 36.9% and 38.4% of total revenues, respectively. Sales and marketing expenses for the six months ended November 30, 1998 increased to $21.3 million from $13.9 million for the six months ended November 30, 1997, representing 36.1% and 37.8% of total revenues, respectively. The increases in sales and marketing expenses for both the quarter and six months ended November 30, 1998 were attributable to the hiring of additional sales personnel, increased commission expenses associated with higher revenues, increased marketing expenses for the Company's client/server products, and continued investments in expanding the capacity and capability of the channel for its Windows NT client/server products. In addition, the Company increased sales and marketing expenses related to the operation of its international subsidiaries in the United Kingdom, Australia, Singapore, South Africa and Scandinavia. The decreases in sales and marketing as a percentage of total revenues for the quarter and six months ended November 30, 1998 compared to the same periods in the last fiscal year were primarily a result of increased productivity in the Company's Partner channel. The Company anticipates that sales and marketing expenses will increase in dollar amount as total revenues increase. However, the Company does not anticipate significant changes in sales and marketing expenses as a percentage of total revenues.

     RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of compensation of development personnel and depreciation of equipment. Total research and development expenses were $4.9 million for the quarter ended November 30, 1998 compared with $3.0 million for the quarter ended November 30, 1997, representing 15.3% and 15.0% of total revenues, respectively. For the six months ended November 30, 1998, total research and development expenses were $9.4 million, compared with $5.7 million for the six months ended November 30, 1997, representing 15.9% and 15.4% of total revenues, respectively. Research and development expenditure increases and increases in such expenditures as a percentage of total revenues were primarily attributable to increases in the Company's salary cost for software engineers and the infrastructure costs required to support product development initiatives in the following areas: (i) expansion and enhancement of the Company's client/server product offerings including through the acquisition in the fourth quarter of fiscal 1998 of the additional solution areas of manufacturing, human resources and enterprise reporting, (ii) additional research and development to optimize the Company's client/server products for the latest technologies and (iii) research and development of Internet-based electronic commerce products which enhance the functionality of the Company's financial management solutions. The Company anticipates that it will continue to devote substantial resources to its research and development effort and that research and development expenses will increase in dollar amount in future periods and may increase as a percentage of total revenues.

     GENERAL AND ADMINISTRATIVE.   General and administrative expenses consist
primarily of salaries of executive, financial, human resources and information services personnel as well as outside professional fees. General and administrative expenses for the quarter ended November 30, 1998 were $2.3 million, compared with $1.7 million for the quarter ended November 30, 1997, representing 7.3% and 8.3% of total revenues, respectively. For the six months ended November 30, 1998, general and administrative expenses were $4.9 million, compared with $3.6 million for the six months ended November 30, 1997, representing 8.2% and 9.7% of total revenues, respectively. These increases in dollar amounts were primarily due to increased staffing to support the growth of the Company. The Company believes that its general and administrative expenses will increase in dollar amount in the future to support the expansion of its operations.

     OTHER INCOME, NET. Other income, net consists primarily of earnings from investments and gains or losses from disposal of fixed assets, net of any interest expense. Other income, net was $0.7 million for the quarter ended November 30, 1998, compared with $1.1 million for the quarter ended November 30, 1997. For the six months ended November 30, 1998, other income, net was $1.3 million compared with $1.8 million for the six months ended November 30, 1997. The decrease in dollar amount for the quarter and six months ended November 30, 1998 was, in part, a result of a one-time gain recognized from the sale of the Company's Profit accounting software product in the quarter ended November 30, 1997. In addition, the Company recognized lower investment earnings in the quarter and six months ended November 30, 1998 as compared to the quarter ended November 30, 1997 due to lower interest rates.

     PROVISION FOR INCOME TAXES.   The Company's income tax provision for the
quarter ended November 30, 1998 was $1.9 million, compared with $1.4 million for the quarter ended November 30, 1997. The Company's income tax provision for the six months ended November 30, 1998 was $3.4 million, compared with $2.5 million for the six months ended November 30, 1997. The provision for income taxes was 40% of income before income taxes for the quarter and six months ended November 30, 1998 and for the quarter and six months ended November 30, 1997. This increase in the provision for income taxes is primarily attributable to the increased operating income for the quarter and six months ended November 30, 1998, compared with the quarter and six months ended November 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically funded operations primarily through cash provided by operations and the sale of equity securities. Currently, the Company meets its working capital needs and capital equipment needs with cash provided by operations.

     Cash provided by operating activities for the six months ended November 30, 1998 was $7.7 million, compared with $5.0 million for the six months ended November 30, 1997. The increase in cash provided by operations for the six months ended November 30, 1998, was primarily due to revenue growth, increased profitability of the Company's operations and an increase in deferred revenues. This increase was offset, in part, by a decrease in accounts payable and accrued expenses.

     The Company's investing activities used cash of $4.7 million for the six months ended November 30, 1998, compared with $54.8 million for the six months ended November 30, 1997. Cash used for the acquisition of computer equipment and furniture required to support expansion of the Company's operations for the six months ended November 30, 1998 and November 30, 1997 was $3.7 million and $2.6 million, respectively. The principal use of cash in investing activities for the six months ended November 30, 1997 was approximately $50 million for the purchase of investments following the Company's initial public offering of common stock. In addition, cash used for investing activities for the six months ended November 30, 1998 included additional investment in minority interest positions in certain international operations.

     The Company's financing activities provided cash of $1.4 million during the six months ended November 30, 1998, compared with cash provided of $50.5 million for the six months ended November 30, 1997. For the six months ended November 30, 1998, cash provided by financing activities consisted of proceeds received from the exercise of stock options. For the six months ended November 30, 1997, cash provided from financing activities was primarily the result of $50.2 million from the sale of the Company's common stock in an initial public offering.

     The Company's sources of liquidity at November 30, 1998 consisted principally of cash, cash equivalents and investments of $70.9 million. The Company also has a $10.0 million revolving line of credit facility with a bank. The line of credit expires in November 1999 and borrowings made thereunder are subject to certain covenants. No amounts were outstanding under the line of credit at November 30, 1998. The Company believes that its existing cash, cash equivalents and investments, cash generated from operations and the amounts available under the line of credit will be sufficient to fund its operations for the foreseeable future. For information concerning the Company's acquisitions in the fourth quarter of fiscal 1998 and related acquired in-process research and development, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Form S-3 filed January 5, 1999.

YEAR 2000

     Many currently installed computer systems and software are coded to accept only two-digit entries in the date code fields. These date code fields will need to accept four-digit entries to distinguish 21st century dates from 20th century dates. This problem could result in system failures or miscalculations causing disruptions of business operations (including, among other things, a temporary inability to process transactions, send invoices or engage in other similar business activities). As a result, many companies' computer systems and software will need to be upgraded or replaced in order to comply with Year 2000 requirements. The potential global impact of the Year 2000 problem is not known. If Year 2000 problems are not corrected in a timely manner, they could affect the Company and the U.S. and world economy generally.

     All of the Company's current products are Year 2000 compliant. The Company's client/server products have been Year 2000 compliant since their initial introduction, as are Versions 8 and 9 of the heritage product. The Company is currently offering its heritage product customers a free Year 2000 compliant upgrade for prior versions of the heritage product. Even though the Company's current products are Year 2000 compliant, there can be no assurance that Midmarket businesses will have sufficient resources available for the acquisition of new systems from the Company because they may be diverting resources to assess and fix internal systems that may not be Year 2000 compliant.

     The Company has formed a project team (consisting of representatives from its information technology, finance, manufacturing, product development, sales, marketing and legal departments) to address other internal and external Year 2000 issues. The Company's internal financial, manufacturing and other computer systems are being reviewed to assess and remediate Year 2000 problems. The Company's assessment of internal systems includes its information technology ("IT") as well as non-IT systems (which systems contain embedded technology in manufacturing or process control equipment containing microprocessors or other similar circuitry). The Company's Year 2000 compliance program includes the following phases: (i) identifying systems that need to be modified or replaced;
(ii) carrying out remediation work to modify existing systems or convert to new systems; and (iii) conducting validation testing of systems and applications to ensure compliance. The Company is currently completing the second phase of this program.

     The amount of remediation work required to address Year 2000 problems is not expected to be extensive. The Company has replaced certain of its financial and operational systems in the last several years, and management believes that the new equipment and software substantially addresses Year 2000 issues. However, the Company will be required to modify some of its existing hardware and software in order for its computer systems to function properly in the year 2000 and thereafter. The Company estimates that it will complete its Year 2000 compliance program for all of its significant internal systems no later than May 1, 1999.

     In addition, the Company has received assurances from its major suppliers that they are addressing the Year 2000 issue and that products purchased by the Company from such suppliers will function properly in the year 2000 and thereafter. However, it is impossible to fully assess the potential consequences in the event service interruptions from suppliers occur or in the event that there are disruptions in such infrastructure areas as utilities, communications, transportation, banking or government. The Company is currently assessing the year 2000 readiness of its Partners.

     The total estimated cost for resolving the Company's Year 2000 issues is $100,000, of which approximately $65,000 has been spent through November 30, 1998. The total cost estimate includes the cost of replacing of non-compliant systems as a remediation cost in cases where the Company has accelerated plans to replace such systems. Estimates of Year 2000 costs are based on numerous assumptions, and there can be no assurance that the estimates are correct or that actual costs will not be materially greater than anticipated.

     Based on its assessments to date, the Company believes it will not experience any material disruption as a result of Year 2000 problems in internal manufacturing processes, information processing or interface with major customers, or with processing orders and billing. However, if certain critical third-party providers, such as those providers supplying electricity, water or telephone service, experience difficulties resulting in disruption of service to the Company, the Company's operations at individual facilities could be shut down for the duration of the disruption. The Company has not yet developed a contingency plan to provide for continuity of processing in the event of various problem scenarios, but it will assess the need to develop such a plan based on the outcome of its validation phase of its Year 2000 compliance program and the results of surveying its major suppliers and customers. Assuming no major disruption in service from utility companies or other critical third-party providers, the Company believes that it will be able to manage its total Year 2000 transition without any material effect on the Company's results of operations or financial condition.

CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION

     The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company's expectations or beliefs, including, but not limited to, statements concerning the Company's operations and financial performance and condition. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. The Company cautions that these statements by their nature involve risks and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors, including those described in Exhibit 99.1 to this Quarterly Report on Form 10-Q for the fiscal quarter ended November
30, 1998.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.


PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     None.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The 1998 Annual Meeting of Shareholders of Great Plains Software, Inc. (the "Company") was held on September 16, 1998 (the "Annual Meeting"). Holders of the Company's common stock of record on July 31, 1998 were entitled to one vote per share.

     At the Annual Meeting, William V. Campbell and Bradley J. Burgum were elected directors for a term of three years. The number of votes cast for the election of each director and the number of votes withheld were as follows:

                                         FOR          WITHHELD
                                         ---          --------
William V. Campbell                      9,445,708    221,221
Bradley J. Burgum                        9,653,293     13,636

The other directors whose terms of office as directors continued after the Annual Meeting are Douglas J. Burgum, Raymond F. Good, J.A. Heidi Roizen, Joseph S. Tibbetts, Jr. and Frederick W. Burgum.

     With respect to the proposal to approve the appointment of PricewaterhouseCoopers LLP as the Company's independent auditors for the fiscal year ending May 31, 1999, there were 9,660,817 votes cast for the proposal, 3,636 votes cast against the proposal and 2,476 abstentions. There were no broker nonvotes with respect to such matter.


ITEM 5.   OTHER INFORMATION

BYLAWS AMENDMENT

   On October 26, 1998, the Board of Directors amended the Company's Bylaws to provide that, if a shareholder desires to introduce a proposal or to nominate a person for director at a regular meeting of the shareholders, written notice of such business must be received by the Company not less than 120 days before the date that is one year after the date of the Company's proxy statement for the prior year's regular meeting. If the Company does not receive timely notice, the business may be excluded from consideration at the meeting. This advance notice provision supersedes the statutory notice period in revised Rule 14a-4(c)(1) of the federal proxy rules which addresses the discretionary proxy voting authority of the Board of Directors in connection with such shareholder business. The foregoing description of the amended Bylaws is qualified in its entirety by reference to the full text of the Company's Bylaws, as amended, filed as Exhibit 3.1 hereto and incorporated by reference herein.

   Based on the Bylaws, as amended, if a shareholder desires to make a proposal or nominate a person for election as a director at the 1999 Annual Meeting of Shareholders (and such business is not the subject of a shareholder proposal timely submitted for inclusion in the proxy statement), written notice of such business containing the information required under the Company's Bylaws must be received by the Company at its principal executive office on or before April 9, 1999.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

           3.1  Amended Bylaws of the Company

          27.1  Financial Data Schedule

          99.1  Cautionary Statements

   (b)    Reports on Form 8-K

   No reports on Form 8-K were filed during the quarter ended November 30, 1998.

                                     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 4, 1999

                    GREAT PLAINS SOFTWARE, INC.



                         By /s/ Douglas J. Burgum
                            --------------------------------------------------
                         Douglas J. Burgum
                         Chairman of the Board, President and
                              Chief Executive Officer
                         (principal executive officer)



                         By /s/ Terri F. Zimmerman
                            --------------------------------------------------
                         Terri F. Zimmerman
                         Chief Financial Officer and Executive Vice President (principal financial and accounting officer)

                                   EXHIBIT INDEX


     3.1  Amended Bylaws of the Company

     27.1 Financial Data Schedule

     99.1 Cautionary Statements
                                        -17-