Form 10-Q/A
period 1998-11-30
GREAT PLAINS SOFTWARE INC
filed 1999-02-05
CIK 758540

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                     FORM 10-Q/A
                                 (AMENDMENT NO. 1)

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

     This amendment is being filed solely for the purpose of filing certain exhibits omitted from the original report.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

           3.1*  Amended Bylaws of the Company

          10.1 Lease Agreement, dated October 23, 1997, between the Company and IRET Properties (incorporated by reference to Exhibit
                 10.18 to the Company's Registration Statement on Form S-1 filed March 18, 1998 (SEC File No. 333-48219)).

          10.2 Amendment dated December 21, 1998 to Lease Agreement dated October 1, 1983 between the Company and West Acres Office Park

          27.1*  Financial Data Schedule

          99.1*  Cautionary Statements

          ------------------
          *Previously filed.

   (b)    Reports on Form 8-K

   No reports on Form 8-K were filed during the quarter ended November 30, 1998.

                                     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 4, 1999

                    GREAT PLAINS SOFTWARE, INC.



                         By /s/ Terri F. Zimmerman
                            --------------------------------------------------
                         Terri F. Zimmerman
                         Chief Financial Officer and Executive Vice President (principal financial and accounting officer)

                                   EXHIBIT INDEX


      3.1*  Amended Bylaws of the Company

     10.1 Lease Agreement, dated October 23, 1997, between the Company and IRET Properties (incorporated by reference to Exhibit
            10.18 to the Company's Registration Statement on Form S-1 filed March 18, 1998 (SEC File No. 333-48219)).

     10.2 Amendment dated December 21, 1998 to Lease Agreement dated October 1, 1983 between the Company and West Acres Office Park

     27.1*  Financial Data Schedule

     99.1*  Cautionary Statements

     ------------------
     *Previously filed.
                                        -4-