Form 10-Q
period 1999-02-28
GREAT PLAINS SOFTWARE INC
filed 1999-04-14
CIK 758540

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
     X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 1999

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

      Yes    X       No
          -------        -------

     As of April 7, 1999, the number of shares outstanding of the registrant's Common Stock, par value $.01 per share, was 15,249,995.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           GREAT PLAINS SOFTWARE, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEET
                                 (IN THOUSANDS)

                                                                          February 28,                 May 31,
                                                                              1999                      1998
                                                                         -------------             -------------
                                                                          (unaudited)
Assets:
    Current assets:
       Cash and cash equivalents.......................................        $28,967                   $18,197
       Investments.....................................................         48,097                    48,721
       Accounts receivable, net........................................         10,544                     8,790
       Deferred income tax assets......................................          5,004                     4,630
       Other current assets............................................          5,042                     3,456
                                                                         -------------             -------------
         Total current assets..........................................         97,654                    83,794

    Property and equipment, net........................................         11,159                     8,501
    Goodwill and other intangibles, net................................          4,099                     4,946
    Deferred income tax assets.........................................          3,318                     3,318
    Other assets.......................................................          4,132                     2,286
                                                                         -------------             -------------
         Total assets..................................................       $120,362                  $102,845
                                                                         -------------             -------------
                                                                         -------------             -------------

Liabilities and stockholders' equity
Current liabilities:
       Accounts payable................................................        $ 3,870                   $ 4,135
       Accrued expenses................................................         13,152                    13,702
       Deferred revenue................................................         21,976                    15,133
                                                                         -------------             -------------
         Total current liabilities.....................................         38,998                    32,970

    Long-term liabilities:
       Deferred income tax liabilities.................................            204                       204
                                                                         -------------             -------------
         Total liabilities.............................................         39,202                    33,174

    Stockholders' equity:
       Common stock....................................................            139                       137
       Additional paid-in capital......................................         70,924                    67,801
       Accumulated translation adjustment..............................            (42)                        -
       Retained earnings...............................................         10,139                     1,733
                                                                         -------------             -------------
         Total stockholders' equity....................................         81,160                    69,671
                                                                         -------------             -------------

    Total liabilities and stockholders' equity.........................       $120,362                  $102,845
                                                                         -------------             -------------
                                                                         -------------             -------------

                    See accompanying notes to the consolidated condensed
                             financial statements.

                           GREAT PLAINS SOFTWARE, INC.

                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                Three Months Ended              Nine Months Ended
                                                                    February 28,                  February 28,
                                                               1999             1998         1999             1998
                                                               ---------------------         ---------------------
                                                                     (unaudited)                   (unaudited)
Revenues:
   License ...............................................      $21,247     $ 13,816         $ 55,802      $ 36,433
   Service ...............................................       14,597        8,791           38,978        22,993
                                                                 ------        -----           ------        ------
      Total revenues......................................       35,844       22,607           94,780        59,426

Cost of revenues:
   License ...............................................        5,388        3,266           14,041         7,855
   Service ...............................................        4,910        2,723           12,634         7,483
                                                                  -----        -----           ------         -----
      Total cost of revenues..............................       10,298        5,989           26,675        15,338
                                                                 ------        -----           ------        ------

      Gross profit........................................       25,546       16,618           68,105        44,088

Operating expenses:
   Sales and marketing....................................       12,398        8,416           33,671        22,325
   Research and development...............................        5,320        3,030           14,695         8,718
   General and administrative.............................        3,018        2,086            7,872         5,641
                                                                  -----        -----            -----         -----
      Total operating expenses............................       20,736       13,532           56,238        36,684
                                                                 ------       ------           ------        ------

Operating income..........................................        4,810        3,086           11,867         7,404
Other income, net.........................................          794          878            2,142         2,681
                                                                    ---          ---            -----         -----
Income before income taxes................................        5,604        3,964           14,009        10,085
Income tax provision......................................        2,242        1,587            5,603         4,035
                                                                  -----        -----            -----         -----
      Net income..........................................     $  3,362    $   2,377        $   8,406     $   6,050
                                                               --------    ---------        ---------     ---------
                                                               --------    ---------        ---------     ---------

Income per common share:

Basic                                                             $0.24        $0.17            $0.61         $0.46
Diluted                                                           $0.23        $0.17            $0.58         $0.43

Shares used in computing income per common share:

Basic                                                        13,890,107   13,626,934       13,828,243    13,269,032
Diluted                                                      14,589,959   14,253,808       14,511,467    13,963,303

              See accompanying notes to the consolidated condensed
                             financial statements.

                           GREAT PLAINS SOFTWARE, INC.

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                          Nine months ended February 28,
                                                                           1999                      1998
                                                                           ----                      ----
                                                                        (unaudited)               (unaudited)
Operating activities:
   Funds generated by current operations:
      Net income.....................................................      $  8,406               $    6,050

   Adjustments to reconcile net income to net cash provided
   by operating activities:
      Depreciation and amortization..................................         3,568                    2,019
      Deferred income tax expense....................................          (374)                     239

      Changes in operating assets and liabilities:
         Accounts receivable.........................................        (1,754)                  (1,586)
         Other current assets........................................        (1,225)                  (1,838)
         Accounts payable............................................          (265)                   1,191
         Accrued expenses............................................          (550)                     677
         Deferred revenue............................................         6,843                    2,714
                                                                              -----                    -----
           Net cash provided by operating activities.................        14,649                    9,466

Investing activities:
   Purchases of property and equipment...............................        (5,379)                  (3,567)
   Net sale (purchase) of investments................................           624                  (50,757)
   Purchase of other assets..........................................        (1,846)                  (2,362)
                                                                             -------                  -------
           Net cash used by investing activities.....................        (6,601)                 (56,686)

Financing activities:
   Exercise of stock options ........................................         2,764                    1,799
   Proceeds from issuance of common stock, net.......................           ---                   50,243
                                                                             ------                   ------
           Net cash provided by financing activities.................         2,764                   52,042

Effect of exchange rate changes on cash..............................           (42)                     ---
                                                                                ----                   -----

Net increase in cash.................................................        10,770                    4,822

Cash at beginning of period..........................................        18,197                   12,101
                                                                             ------                   ------

Cash at end of period................................................       $28,967                  $16,923
                                                                            -------                  -------
                                                                            -------                  -------

              See accompanying notes to the consolidated condensed
                             financial statements.

                           GREAT PLAINS SOFTWARE, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       Basis of Presentation

         The information at February 28, 1999 and 1998 and for the three and nine month periods then ended is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which the Company's management believes to be necessary for the fair presentation of the financial position, results of operations and changes in cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Despite management's best effort to establish good faith estimates and assumptions, actual results may differ.

         The accompanying interim financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended May 31, 1998. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by rules and regulations of the Securities and Exchange Commission. Interim results of operations for the three and nine month periods ended February 28, 1999 are not necessarily indicative of operating results for the full fiscal year.

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

The following table sets forth the computation of basic and diluted net income per share:

(Dollars in thousands, except share and per share amounts)

                                                              For the Three Months               For the Nine Months
                                                               Ended February 28,                Ended February 28,

                                                              1999             1998             1999             1998
Basic earnings per share calculation

     Net income available to common shareholders                  $3,362           $2,377           $8,406           $6,050

     Weighted average common shares                           13,890,107       13,626,934       13,828,243       13,269,032

     Basic net income per share                                    $0.24            $0.17            $0.61            $0.46

Diluted earnings per share calculation:

     Net income                                                   $3,362           $2,377           $8,406           $6,050



     Shares calculation

          Weighted average number of common shares            13,890,107       13,626,934       13,828,243       13,269,032
          Other common stock equivalents                         699,852          626,874          683,224          694,271
                                                        --------------------------------------------------------------------
                                                              14,589,959       14,253,808       14,511,467       13,963,303

     Diluted net income per share                                  $0.23            $0.17            $0.58            $0.43

3.       Comprehensive Income

              On June 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting of Comprehensive Income".
         The standard requires the reporting of comprehensive income, which includes all changes in stockholders' equity with the exception of additional investments by stockholders or distributions to stockholders. Comprehensive income for the Company includes net income and the effects of translation which are charged or credited to the cumulative translation adjustments account within stockholders' equity. Comprehensive income for the three and nine months ended February 28, 1999 and 1998 are as follows:

                                            For the Three Months                For the Nine Months
                                            Ended February 28,                  Ended February 28,

(Dollars in thousands)                          1999              1998              1999             1998
Net income                                      $3,362            $2,377            $8,406           $6,050

Changes in cumulative translation adjustments      (43)              -                 (42)             -
                                                   ----          ---------         ---------          -----

Comprehensive income                            $3,319            $2,377            $8,364           $6,050

4.       Subsequent Event

     Subsequent to February 28, 1999, the Company completed a public offering of 2,083,325 shares of common stock offered by the Company and existing shareholders. The net proceeds of the 1,318,325 shares sold by the Company were approximately $47 million. These proceeds are expected to be used for general corporate purposes including working capital, product development, capital expenditures and possible acquisitions.

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

                                                      Three Months Ended                 Nine Months Ended
                                                        February 28,                       February 28,
                                                 1999                  1998           1999               1998
                                                 --------------------------           -----------------------
As a percentage of total revenues Revenues:
    License....................................    59.3%              61.1%            58.9%             61.3%
    Service....................................    40.7               38.9             41.1              38.7
                                                   ----               ----             ----              ----
      Total revenue............................   100.0              100.0            100.0             100.0

   Cost of revenues:
      License..................................    15.0               14.4             14.8               13.2
      Service..................................    13.7               12.0             13.3               12.6
                                                   ----               ----             ----               ----
         Total cost of revenues................    28.7               26.4             28.1               25.8
                                                   ----               ----             ----               ----

         Gross profit..........................    71.3               73.6             71.9               74.2

   Operating expenses:
      Sales and marketing......................    34.6               37.3             35.6               37.6
      Research and development.................    14.9               13.4             15.5               14.7
      General and administrative...............     8.4                9.2              8.3                9.4
                                                    ---                ---             ----                ---
         Total operating expenses..............    57.9               59.9             59.4               61.7
                                                   ----               ----             ----               ----

    Operating income...........................    13.4               13.7             12.5               12.5
    Other income, net..........................     2.2                3.8              2.3                4.5
                                                    ---               ----             -----              ----
    Income before income taxes.................    15.6               17.5             14.8               17.0
    Income tax provision.......................     6.2                7.0              5.9                6.8
                                                    ---                ---              ---                ---
         Net income............................    9.4%               10.5%             8.9%              10.2%
                                                   ----               -----            -----              -----
                                                   ----               -----            -----              -----

REVENUES

      REVENUES. Revenues for the quarter ended February 28, 1999 were $35.8 million, representing an increase of 58.6% over revenues of $22.6 million for the quarter ended February 28, 1998. This increase in revenues was primarily due to increased demand for the Company's Dynamics C/S+ and Dynamics products (together, the "client/server products") and related service fees. In addition, the Company extended its Dynamics C/S+ product line in the quarter to include a manufacturing suite of products. Revenues from this new solution as well as the solution areas of enterprise reporting and human resources, which were not available in the same period last fiscal year, also contributed to the revenue growth in the quarter. Revenues for the nine months ended February 28, 1999 were $94.8 million, representing an increase of 59.5% over revenues of $59.4 million for the nine months ended February 28, 1998. This increase in revenues was primarily a result of increased demand for the Company's client/server products including the new solution areas of manufacturing, enterprise reporting and human resources.

      The following tables set forth for the periods indicated client/server and heritage product revenues, each as a percentage of total revenues:

                                                                           Three Months Ended February 28,
                                                                            1999                      1998
                                                                           ------                    ------
Client/server product revenues.......................................        93.3%                    86.1%
Heritage product revenues............................................         6.7%                    13.9%


                                                                              Nine months ended February 28,
                                                                            1999                      1998
                                                                           ------                    ------
Client/server product revenues.......................................        93.1%                    86.6%
Heritage product revenues............................................         6.9%                    13.4%

      Client/server product revenues, including license and service fees, were $33.4 million for the quarter ended February 28, 1999, representing an increase of 72.0% over client/server product revenues of $19.5 million for the quarter ended February 28, 1998. For the nine months ended February 28, 1999, client/server product revenues were $88.2 million, an increase of 71.4% over the $51.4 million in client/server product revenues for the nine months ended February 28, 1998. This increase in revenues was primarily the result of increases in new customer licenses as well as increased revenues from maintenance and telephone support contracts due to an increased base of client/server customers. The increase in new customer licenses was partially driven by demand for the Company's manufacturing, enterprise reporting and human resources solutions, which were not available in this same period of fiscal 1998.

      Heritage product revenues, including license and service fees, were $2.4 million for the quarter ended February 28, 1999, representing a decrease of 24.3% from revenues of $3.1 million for the quarter ended February 28, 1998. For the nine months ended February 28, 1999, heritage product revenues were $6.6 million, a decrease of 17.7% compared with heritage product revenues of $8.0 million for the nine months ended February 28, 1998. Heritage product revenues decreased for the quarter and nine months ended February 28, 1999 due to a decline in the number of customers purchasing the Version 9 and Great Plains Accounting for Windows upgrades of the Company's heritage product. The most recent upgrades to the Company's heritage product were released in February 1997 and December 1997 and, as anticipated, demand for these products has declined in fiscal 1999. The Company anticipates that heritage product revenues will decrease in future periods.

      The Company's international revenues increased 76.3% to $5.7 million for the quarter ended February 28, 1999, compared to $3.2 million for the quarter ended February 28, 1998. International revenues represented 15.9% of total revenues for the quarter ended February 28, 1999 as compared to

14.3% of total revenues for the same period last fiscal year. This dollar and percentage increase was a result of a new international subsidiary in Scandinavia, which was added in the fourth quarter of fiscal 1998, as well as growth in existing markets including the Company's subsidiary operations in Canada, the United Kingdom, South Africa, Singapore, and Australia. International revenues for the nine months ended February 28, 1999 were $15.7 million, representing an increase of 80.9% over international revenues of $8.7 million for the nine months ended February 28, 1998. This increase is a result of growth in existing international markets including its existing international subsidiaries as well as the addition of a new international subsidiary in Scandinavia.

      LICENSE. Total license fee revenues for the quarter ended February 28, 1999 were $21.2 million, representing an increase of 53.8% over license revenues of $13.8 million for the quarter ended February 28, 1998. For the nine months ended February 28, 1999, license fee revenues were $55.8 million, representing an increase of 53.2% over the $36.4 million in license fee revenues for the nine months ended February 28, 1998. This increase in total license fees was largely attributable to increased market acceptance and demand for the Company's Windows NT solutions, Dynamics and Dynamics C/S+. The increase in demand for the Company's client/server solutions was also driven by demand for the new solution areas of manufacturing, enterprise reporting and human resources.

      SERVICE. Service revenues for the quarter ended February 28, 1999 were $14.6 million, representing an increase of 66.0% over service revenues of $8.8 million for the quarter ended February 28, 1998. Service revenues for the nine months ended February 28, 1999 were $39.0 million, representing an increase of 69.5% over service revenues of $23.0 million for the nine months ended February 28, 1998. These increases in service revenues were largely a result of the service revenues associated with new client/server licenses as well as renewals of existing maintenance and support contracts from the increasing base of client/server customers. In addition, this increase in service revenues can also be attributed to service revenue from the new solution areas of manufacturing, enterprise reporting, and human resources. Service revenues as a percentage of total revenues were 40.7% for the three months ended February 28, 1999 compared with 38.9% of total revenues for the three months ended February 28, 1998. For the nine months ended February 28, 1999 and 1998, service revenues as a percentage of total revenues were 41.1% and 38.7%, respectively. The increase in service revenues as a percentage of total revenues is largely attributable to the increasing installed base of client/server customers and the resulting increases in maintenance and support revenue.

COSTS AND EXPENSES

      COST OF LICENSE FEES. Cost of license fees consists primarily of the costs of product manuals, media, shipping and royalties paid to third party vendors. Cost of license fees for the quarter ended February 28, 1999 increased to $5.4 million from $3.3 million in the quarter ended February 28, 1998, representing 25.3% and 23.6% of total license fee revenues, respectively. Cost of license fees for the nine months ended February 28, 1999 increased to $14.0 million from $7.9 million in the nine months ended February 28, 1998, representing 25.2% and 21.6% of total license fee revenues, respectively. The dollar increase in cost of license fees in the quarter and nine months ended February 28, 1999 is primarily attributable to the overall growth in license fee revenues, and an increase in royalties paid to third-party vendors. The increase in cost of license fees as a percentage of total license fee revenues is primarily due to an increase in the sale of products for which the Company is obligated to pay royalties to third party vendors. The cost of license fees as a percentage of license fee revenues may increase if the Company continues to add third party vendors or if sales which include third party products increase as a percentage of total revenues.

      COST OF SERVICES. Cost of services consists of the costs of providing telephone support, training and consulting services to the Company's customers and distribution channel. Cost of services for the quarter ended February 28, 1999 increased to $4.9 million from $2.7 million for the quarter ended February 28, 1998, representing 33.6% and 31.0% of total service revenues, respectively. Cost of services as a percentage of service revenue increased for the quarter ended February 28, 1999 compared to the same period last fiscal year as a result of additional service resources added to support the new solution areas of manufacturing, enterprise reporting, and human resources. These additional resources will allow the Company to recognize additional service revenue in future periods. Cost of services for the nine months ended February 28, 1999 increased to $12.6 million from $7.5 million for the nine months ended February 28, 1998, representing 32.4% and 32.5% of total service revenues, respectively. These increases in cost of services were primarily due to the expansion of the Company's service resources, including those service resources needed to support new solution areas.

      SALES AND MARKETING. Sales and Marketing expenses consist primarily of salaries, commissions, travel and promotional expenses. Sales and marketing expenses increased to $12.4 million for the quarter ended February 28, 1999 compared with $8.4 million for the quarter ended February 28, 1998, representing 34.6% and 37.3% of total revenues, respectively. Sales and marketing expenses for the nine months ended February 28, 1999 increased to $33.7 million from $22.3 million for the nine months ended February 28, 1998, representing 35.6% and 37.6% of total revenues, respectively. The increases in sales and marketing expenses for both the quarter and nine months ended February 28, 1999 is attributable to the following: i) increased investments in corporate image and brand awareness marketing including a global advertising campaign ii) increased investments in direct marketing campaigns and events including national and local tradeshows, iii) investments in expanding the capacity and capability of the channel for it client/server products, iv) hiring of additional sales and marketing personnel and, v) increased commission expenses associated with additional sales personnel and higher revenues. In addition, the Company increased sales and marketing expenses related to the operation of its international subsidiaries in Canada, the United Kingdom, Scandinavia, South Africa, Singapore, and Australia. The decrease in sales and marketing as a percentage of total revenues for the quarter and nine months ended February 28, 1999 compared to the same periods in the last fiscal year was primarily a result of increased productivity in the Company's Partner channel. The Company anticipates that sales and marketing expenses will increase in dollar amount as total revenues increase. However, the Company does not anticipate significant changes in sales and marketing expenses as a percentage of total revenues.

      RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of compensation of development personnel and depreciation of equipment. Total research and development expenses were $5.3 million for the quarter ended February 28, 1999 compared with $3.0 million for the quarter ended February 28, 1998, representing 14.9% and 13.4% of total revenues, respectively. For the nine months ended February 28, 1999, total research and development expenses were $14.7 million, compared with $8.7 million for the nine months ended February 28, 1998, representing 15.5% and 14.7% of total revenues, respectively. Research and development expenditure increases were primarily attributable to increases in the Company's salary cost for software engineers and the infrastructure costs required to support product development initiatives in the following areas: (i) expansion and enhancement of the Company's client/server product offerings including the additional solution areas of manufacturing, enterprise reporting, and human resources (ii) additional research and development to optimize the Company's client/server products for the latest technologies (iii) research and development of Internet-based electronic commerce products which enhance the functionality of the Company's business management solutions. Research and development expenses have increased as a percentage of total revenues in the most recent quarter and nine month period due to an acceleration in the hiring of additional technical personnel to support the new solution areas of manufacturing, enterprise reporting, human resources and electronic commerce. The Company anticipates that it will continue to devote substantial resources to its research and development effort and that research and development expenses will increase in dollar amount in future periods and may increase as a percentage of total revenues.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries of executive, financial, human resources and information services personnel as well as outside professional fees. General and administrative expenses for the quarter ended February 28, 1999 were $3.0 million, compared with $2.1 million for the quarter ended February 28, 1998, representing 8.4% and 9.2% of total revenues, respectively. For the nine months ended February 28, 1999, general and administrative expenses were $7.9 million, compared with $5.6 million for the nine months ended February 28, 1998, representing 8.3% and 9.4% of total revenues, respectively. These increases in dollar amounts were primarily due to increased staffing and additional professional fees to support the growth of the company. The Company believes that its general and administrative expenses will increase in dollar amount in the future to support the expansion of its operations.


OTHER INCOME, NET

      Other income, net consists primarily of earnings from investments and gains or losses from disposal of fixed assets, net of any interest expense. Other income, net was $0.8 million for the quarter ended February 28, 1999, compared with $0.9 million for the quarter ended February 28, 1998. For the nine months ended February 28, 1999, other income, net was $2.1 million compared with $2.7 million for the nine months ended February 28, 1998. The decrease in dollar amount for the quarter and nine months ended February 28, 1999 was primarily a result of the Company recognizing lower investment earnings due to lower interest rates in the quarter and nine months ended February 28, 1999 as compared to the quarter and nine months ended February 28, 1998.


PROVISION FOR INCOME TAXES

      The Company's income tax provision for the quarter ended February 28, 1999 was $2.2 million, compared with $1.6 million for the quarter ended February 28, 1998. The Company's income tax provision for the nine months ended February 28, 1999 was $5.6 million, compared with $4.0 million for the nine months ended February 28, 1998. The provision for income taxes was 40% of income before income taxes for the quarter and nine months ended February 28, 1999 and for the quarter and nine months ended February 28, 1998. This increase in the provision for income taxes is primarily attributable to the increased operating income for the quarter and nine months ended February 28, 1999, compared with the quarter and nine months ended February 28, 1998.


LIQUIDITY AND CAPITAL RESOURCES

      The Company has historically funded operations primarily through cash provided by operations and the sale of equity securities. Currently, the Company meets its working capital needs and capital equipment needs with cash provided by operations.

      Cash provided by operating activities for the nine months ended February 28, 1999 was $14.6 million, compared with $9.5 million for the nine months ended February 28, 1998. The increase in cash provided by operations for the nine months ended February 28, 1999, was primarily due to revenue growth, increased profitability of the Company's operations and an increase in deferred revenues. This increase was offset, in part, by a decrease in accounts payable and accrued expenses.

      The Company's investing activities used cash of $6.6 million for the nine months ended February 28, 1999, compared with $56.7 million for the nine months ended February 28, 1998. Cash used for the acquisition of computer equipment and furniture required to support expansion of the Company's operations for the nine months ended February 28, 1999 and February 28, 1998 was $5.4 million and $3.6 million, respectively. The principal use of cash in investing activities for the nine months ended February 28, 1998 was approximately $50 million for the purchase of investments following the Company's initial public offering of common stock.

      The Company's financing activities provided cash of $2.8 million during the nine months ended February 28, 1999, compared with cash provided of $52.0 million for the nine months ended February 28, 1998. For the nine months ended February 28, 1999, cash provided by financing activities consisted of proceeds received from the exercise of stock options. For the nine months ended February 28, 1998, cash provided from financing activities was primarily the result of $50.2 million from the sale of the

Company's common stock in an initial public offering.

The Company's sources of liquidity at February 28, 1999 consisted principally of cash, cash equivalents and investments of $77.1 million. Subsequent to February 28, 1999, the Company received proceeds of approximately $47 million from a public offering of common stock. The Company also has a $10.0 million revolving line of credit facility with a bank. The line of credit expires in November 1999 and borrowings made thereunder are subject to certain covenants. No amounts were outstanding under the line of credit at February 28, 1999. The Company believes that its existing cash, cash equivalents and investments, cash generated from operations and the amounts available under the line of credit will be sufficient to fund its operations for the foreseeable future. In the future, the Company may use cash for the purposes of acquiring products and/or companies it deems important to its strategy.

YEAR 2000

         Many currently installed computer systems and software are coded to accept only two-digit entries in the date code fields. These date code fields will need to accept four-digit entries to distinguish 21st century dates from 20th century dates. This problem could result in system failures or miscalculations causing disruptions of business operations (including, among other things, a temporary inability to process transactions, send invoices or engage in other similar business activities). As a result, many companies' computer systems and software will need to be upgraded or replaced in order to comply with Year 2000 requirements. The potential global impact of the Year 2000 problem is not known. If Year 2000 problems are not corrected in a timely manner, they could affect Great Plains and the U.S. and world economy generally.

         All of Great Plains' current products are Year 2000 compliant. Great Plains' client/server products have been Year 2000 compliant since their initial introduction, as are Versions 8 and 9 of the heritage product. Great Plains is currently offering its heritage product customers a free Year 2000 compliant upgrade for prior versions of the heritage product. Even though Great Plains' current products are Year 2000 compliant, there can be no assurance that Midmarket businesses will have sufficient resources available for the acquisition of new systems from Great Plains because they may be diverting resources to assess and fix internal systems that may not be Year 2000 compliant.

     Great Plains has formed a project team (consisting of representatives from its information technology, finance, manufacturing, product development, sales, marketing and legal departments) to address other internal and external Year 2000 issues. Great Plains' internal financial, manufacturing and other computer systems are being reviewed to assess and remediate Year 2000 problems. Great Plains' assessment of internal systems includes its information technology as well as other systems (which systems contain embedded technology in manufacturing or process control equipment containing microprocessors or other similar circuitry). Great Plains' Year 2000 compliance program includes the following phases:

-         identifying systems that need to be modified or replaced;
- carrying out remediation work to modify existing systems or convert to new systems; and
- conducting validation testing of systems and applications to ensure compliance. Great Plains is currently completing the second phase of this program.

         The amount of remediation work required to address Year 2000 problems is not expected to be extensive. Great Plains has replaced certain of its financial and operational systems in the last several years, and management believes that the new equipment and software substantially addresses Year 2000 issues. However, Great Plains will be required to modify some of its existing hardware and software in order for its computer systems to function properly in the year 2000 and thereafter. Great Plains estimates that it will complete its Year 2000 compliance program for all of its significant internal systems no later than May 1, 1999.

         In addition, Great Plains has received assurances from its major suppliers that they are addressing the Year 2000 issue and that products purchased by Great Plains from such suppliers will function properly in the year 2000. However, it is impossible to fully assess the potential consequences in the event service interruptions from suppliers occur or in the event that there are disruptions in such infrastructure areas as utilities, communications, transportation, banking or government. Great Plains is currently assessing the Year 2000 readiness of its Partners.

         The total estimated cost for resolving Great Plains' Year 2000 issues is $100,000, of which approximately $75,000 has been spent through February 28, 1999. The total cost estimate includes the cost of replacing of non-compliant systems as a remediation cost in cases where Great Plains has accelerated plans to replace such systems. Estimates of Year 2000 costs are based on numerous assumptions, and there can be no assurance that the estimates are correct or that actual costs will not be materially greater than anticipated.

         Based on its assessments to date, Great Plains believes it will not experience any material disruption as a result of Year 2000 problems in internal manufacturing processes, information processing or interface with major customers, or with processing orders and billing. However, if certain critical third-party providers, such as those providers supplying electricity, water or telephone service, experience difficulties resulting in disruption of service to Great Plains, a shutdown of Great Plains' operations at individual facilities could occur for the duration of the disruption. Great Plains has not yet developed a contingency plan to provide for continuity of processing in the event of various problem scenarios, but it will assess the need to develop such a plan based on the outcome of its validation phase of its Year 2000 compliance program and the results of surveying its major suppliers and customers. Assuming no major disruption in service from utility companies or other critical third-party providers, Great Plains believes that it will be able to manage its total Year 2000 transition without any material effect on Great Plains' results of operations or financial condition.

CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION

      The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company's expectations or beliefs, including, but not limited to, statements concerning the Company's operations and financial performance and condition. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. The Company cautions that these statements by their nature involve risks and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors, including those described in Exhibit 99.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1998 as well as the factors listed under the heading "Risk Factors" in the Company's Prospectus dated March 1, 1999.

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

      None.

ITEM 5.   OTHER INFORMATION

      None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

          27.1   Financial Data Schedule


(b)   Reports on Form 8K

      No reports on Form 8K were filed during the quarter ended February 28, 1999.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 13, 1999

                           GREAT PLAINS SOFTWARE, INC.



                           By     /s/ Douglas J. Burgum
                             ---------------------------------------------
                           Douglas J. Burgum
                           Chairman of the Board, President and
                              Chief Executive Officer



                           By   /s/ Terri F. Zimmerman
                             ---------------------------------------------
                           Terri F. Zimmerman
                           Chief Financial Officer and Executive Vice President,
                              (principal financial and accounting officer)

                                  EXHIBIT INDEX



27.1        Financial Data Schedule