Form 10-K
period 1999-05-31
GREAT PLAINS SOFTWARE INC
filed 1999-08-11
CIK 758540

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)      /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended May 31, 1999

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of Common Stock, par value $.01 per share, held by non-affiliates of the registrant as of July 26, 1999 was approximately $463,147,910 (based on the last sale price of such stock as quoted on the Nasdaq National Market ($44.313) on such date).

As of July 26, 1999, the number of shares outstanding of the registrant's Common Stock, par value $.01 per share, was 15,465,963.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement dated August 9, 1999 for the 1999 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K (the "Form 10-K Report").

                                     PART I


ITEM 1.  BUSINESS
-------------------------------------------------------------------------------

GENERAL

Great Plains Software, Inc. provides fully integrated front office/back office business management software solutions for the midmarket. These include financial, distribution, enterprise reporting, project accounting, electronic business, human resources and payroll, manufacturing, service management, sales and marketing, and customer service and support applications. Our solutions are sold and implemented by a worldwide network of independent partner organizations that share our commitment to lasting customer relationships.

Great Plains' front office/back office business management products, eEnterprise (formally called Dynamics C/S+) and Dynamics, are designed to meet the broad spectrum of business application needs of the "midmarket," which generally consists of businesses with $1 million to $250 million in annual revenues. eEnterprise is our e-business and enterprise-wide solution which includes financial, distribution, enterprise reporting, project accounting, electronic business, human resources and payroll, manufacturing, service management, sales and marketing, and customer service and support solutions. Dynamics is our business management solution for smaller businesses in the midmarket and consists of financial, distribution, project accounting, electronic business, human resources and payroll, sales and marketing, and customer service and support applications. Great Plains also offers a DOS-based product, Great Plains Accounting.

To meet the needs of the midmarket, Great Plains designs, develops, markets, sells and supports business management solutions that are cost-effective, scalable, easy to implement, customize and use. Our solutions are optimized for Microsoft technologies, most notably Windows NT and SQL Server, the standard in the midmarket. Our solutions are also fully integrated across key application areas including front office. Moreover, by utilizing Internet and electronic commerce technologies, our e-business and enterprise-wide solutions allow midmarket businesses to effectively conduct business over the Internet.

Great Plains has made a significant investment in building an experienced, knowledgeable and highly motivated distribution network, which consists of value added resellers (VARs), systems integrators, independent software vendors
(ISVs), global, national, regional and local accounting firms and specialized software consultants (together, the "partners"). Through our partner network, customers are served by trained and knowledgeable software professionals who are available locally to implement our systems as well as provide ongoing service. Partners customize Great Plains' systems to fit individual business needs, and more than 300 ISVs provide vertical and horizontal extensions to our eEnterprise and Dynamics solutions.

Great Plains believes that prompt and effective service and support are essential elements of a complete business management software solution and we dedicate significant resources to delivering timely, reliable and innovative service to our customers and partners. We have received numerous industry awards for our customer and partner service including our innovative online services, CustomerSource and PartnerSource. We earned a 1998 "Best Practices Award," sponsored by Arthur Andersen, in the category of "Exceeding Customer Expectations."

Great Plains has been recognized by numerous industry organizations and publications including being named as one of Business Week's "100 Hot Growth companies" on June 1, 1998; Forbes "200 Best Small Companies" on November 2, 1998; Forbes ASAP's "Dynamic 100" companies on April 5, 1999 and Start's "Hottest Companies of 1999" in July 1999. We earned two 1998 "Best Practices Awards," sponsored by Arthur Andersen, in the categories of "Exceeding Customer Expectations", as noted above, and "Motivating and Retaining Employees." In the January 11, 1999 issue of FORTUNE magazine, Great Plains was named as one of the "100 Best Companies to Work for in America" for the third time. Great Plains also received the Presidential "E" award from the President of the United States in July 1999 for outstanding contributions to export commerce.

Great Plains was founded in 1981 and was incorporated as a Minnesota corporation in 1983.

INDUSTRY BACKGROUND

The midmarket generally consists of businesses with $1 million to $250 million in annual revenues. In contrast, the "large enterprise" market consists of businesses with more than $250 million in annual revenues.

In the 1980s, the large enterprise market was the first to embrace client/server technologies and begin to implement large-scale, single-vendor enterprise solutions to replace aging mainframe-based applications. These large enterprise implementations were often multi-year projects with large budgets that extended across multiple departments and locations. At the same time, the midmarket continued to be highly fragmented with DOS, local area network and minicomputer technology implementations. These solutions were provided by hundreds of midmarket horizontal and vertical software vendors.

Beginning in the early to mid 1990s, the midmarket began embracing client/server technologies and specifically, Windows NT and Microsoft SQL Server technologies, and replace their aging systems with business management solutions optimized for the Microsoft platform. Their system needs were unique and different from those of the large enterprise businesses. The midmarket required systems that were far less costly to purchase, yet functionally rich, scalable and customizable. In addition, because midmarket businesses often have fewer information technology
(IT) resources than large enterprise businesses, their systems had to be easier to customize, implement and use than large enterprise solutions.


MIDMARKET BUSINESS MANAGEMENT SYSTEM NEEDS

Today, the midmarket migration from aging systems to Microsoft-based business management systems continues. We believe that midmarket businesses require systems that are:

-         cost-effective,
-         easy to customize, implement and use; and
-         designed for Microsoft technologies.

Midmarket businesses generally have fewer IT resources and smaller IT budgets than large enterprise businesses. As a result, midmarket businesses require cost-effective software solutions from vendors that can provide a substantial amount of assistance during the software system selection and implementation process, as well as ongoing local support and service.

Many midmarket businesses experience rapid growth and have evolving business models. These businesses require solutions that can be customized quickly and cost-effectively to accommodate the constantly changing nature of their business systems and procedures. We believe that business management solutions must allow midmarket businesses to easily modify windows and reports, to integrate third-party solutions and to quickly write and seamlessly integrate custom applications. In addition, due to their limited IT resources and the often rapidly changing nature of their businesses, midmarket companies require systems than can be implemented in a short amount of time and are easy for their staff to use once implemented.

To ensure ongoing compatibility, supportability and ease of maintenance, midmarket businesses generally are standardizing on Microsoft technologies, most notably Windows NT and SQL Server, as well as other Microsoft BackOffice and Internet components. As a result, midmarket businesses are demanding business solutions that are native to Windows, optimized for Windows NT and SQL Server, and take advantage of Internet technologies.

Great Plains believes midmarket businesses also require systems that are:

-         e-commerce capable,
- fully integrated across key application areas, including front office, and
-         seamlessly integrate with existing systems.

In business, the Internet is removing geographic boundaries and redefining the field of competition. We believe this technological, economic and business change has and will continue to impact midmarket businesses and require them to not only embrace Internet and electronic commerce technologies, but change the ways in which they interact with their customers, their suppliers and their employees. We believe that to remain competitive, midmarket businesses will need to implement Internet, intranet and e-commerce solutions that allow them to communicate electronically and conduct digital transactions.

Midmarket businesses are increasingly seeking a fully integrated platform of business management applications that fulfill their financial and operational software needs across the entire enterprise. Specifically, they are implementing the back office components of financials, distribution, human resources and payroll, manufacturing, and project accounting; and the front office components of sales, marketing, and customer service and support. In addition, they are complementing these solutions with knowledge management applications such as sophisticated reporting and intranet applications that deliver business-critical information to desktops across the enterprise. Moreover, midmarket businesses are beginning to implement e-commerce solutions. Further, midmarket business require these systems to integrate seamlessly with one another.

Midmarket businesses have a wide variety of existing software systems. When selecting a new business management software solution, midmarket businesses require a system that can be seamlessly integrated with their existing software applications. Because many companies in the midmarket have limited IT resources, midmarket businesses require their new business management software solutions to include integration tools that facilitate ease of integration with their existing software applications.

STRATEGY

Great Plains' strategy is to extend its position as a leading provider of front office/back office business management solutions for the midmarket. To meet the needs of businesses in the midmarket, we have deployed the following strategies:

ENABLE OUR CUSTOMERS TO IMPLEMENT E-COMMERCE. As the Internet changes almost every aspect of business, midmarket companies will need to implement comprehensive Internet and e-commerce solutions to remain competitive. Great Plains provides an enterprise-wide platform of front office/back office applications that fully integrate with our Internet and e-commerce solutions. These solutions allow our customers to take orders electronically from both established customers and at-large consumers with our business-to-business and consumer-to-business e-commerce solutions. Our e-business solutions also enable our customers to communicate and deliver services to their customers and employees with "customer-facing" and "employee-facing" applications, applications that allow their customers and employees to receive web-based services from their desktop.

DELIVER FULLY INTEGRATED FRONT OFFICE/BACK OFFICE SOLUTION. Businesses in the upper-tier of the midmarket are increasingly demanding a fully integrated enterprise-wide platform of front office and back office applications, including comprehensive Internet and electronic commerce solutions. Great Plains, through its own internal development efforts, acquisitions, and strategic partnerships, provides a fully integrated enterprise-wide platform of front office, back office and e-business applications. This enterprise-wide platform consists of financial, distribution, enterprise reporting, project accounting, electronic business, human resources and payroll, manufacturing, service management, sales and marketing, and customer service and support applications. In addition, independent software vendors offer more than 300 vertical and horizontal applications that further extend our software solutions.

EXTEND TECHNOLOGY LEADERSHIP. We have built a strong record of technical leadership and continue to invest in developing new technologies and products. Great Plains eEnterprise and Dynamics provide award-winning functionality including navigation, customization, information access, scalability and integration. During fiscal 1999 we delivered Release 5.0 to the market, with more than 100 new features and enhancements. Release 5.0 was followed by Release 5.1 in December 1999, which included enhanced multicurrency capabilities and support for the euro, the common currency being adopted by eleven European Monetary Union countries. Release 5.1, with it's euro functionality, has been certified by the Business and Accounting Software Developers Association (BASDA). Release 5.1 was the first midmarket solution to achieve that level of certification. Both eEnterprise and Dynamics are designed to take full advantage of Windows 2000, and we were among the first front office/back office solution providers in the midmarket to support Windows 98. In addition, we believe eEnterprise was one of the first front office/back office solutions to fully integrate and leverage Microsoft Site Server, Commerce Edition, enabling midmarket businesses to integrate their web storefront with their back office applications. Our eEnterprise and Dynamics products have received more than 15 industry awards, including "Best Functionality" in the Microsoft BackOffice Challenge, an Editors' Choice Award from PC magazine and a Reviewers' Choice Award from Personal Computing Magazine in the United Kingdom. We believe that our product architecture is well suited for ongoing integration of new technologies. We maintain a research team dedicated to assessing new and emerging technologies. In addition, we intend to maintain our leadership in providing customization capabilities that are essential to businesses in the midmarket.

STRENGTHEN PARTNER NETWORK. We believe that our partner network has been effective in serving the midmarket by providing high-quality, cost-effective marketing, pre-sales, sales, local service and consulting. Through our channel development and recruiting efforts, as well as our training, certification and performance recognition programs, we continue to strengthen this network. We offer an innovative electronic implementation tool to assist our partners in delivering efficient, high-quality business management solutions to our customers. We also offer extensive programs that provide partners with training, service and support to help them develop and expand their businesses. In addition, we have programs that provide product and curricula offerings to colleges and universities designed to increase the number of graduates familiar with our products. We offer a number of technology conferences each year, including "Stampede," an annual partner conference in Fargo. In 1998, 1,365 participants attended Stampede.

CONTINUE AWARD-WINNING SERVICE AND SUPPORT. We believe that high-quality service and technical support are essential elements of a complete front office/back office business management solution and are vital to maintaining customer and partner satisfaction. We have received numerous industry awards for our customer and partner service and continue to invest in our support infrastructure. Our most recent honor was a prestigious Arthur Andersen "Best Practices Award" in the category of "Exceeding Customer Expectations." We believe that our initiatives will further increase the timeliness and effectiveness of our service and technical support.

EXPAND GLOBAL PRODUCT OFFERING AND INFRASTRUCTURE. We currently sell our products in the United States and through subsidiaries located in Canada, the United Kingdom, Scandinavia, South Africa, Singapore and Australia. In addition, we sell our products through international distribution partners in Germany, Poland, the Czech Republic, the Benelux countries, Portugal, Latin America and the Middle East. We intend to expand our global infrastructure by expanding our existing subsidiary and international partner operations, entering new markets, and extending the global functionality of our eEnterprise and Dynamics products. We also have development offices in Fargo, North Dakota; Minneapolis, Minnesota; Watertown, South Dakota; Seattle, Washington; Oslo, Norway; and Manila, Philippines.

REMAIN COMMITTED TO PARTNERS, CUSTOMERS AND TEAM MEMBERS. We are deeply committed to developing and sustaining long-term relationships with our partners, customers and team members. The Great Plains Mission Statement: "To improve the lives and business success of Partners and Customers," expresses this commitment. Great Plains has been recognized throughout the industry for its high levels of customer and partner service and its commitment to its team members. In addition, we have a low team member turnover rate. On January 11, 1999, Great Plains was named to the FORTUNE list of the "100 Best Companies to Work For in America." We also received two 1998 "Best Practices Awards" from Arthur Andersen in the categories of "Motivating and Retaining Employees" and "Exceeding Customer Expectations." These relationships allow us to achieve high customer, partner and team member satisfaction.

TECHNOLOGY

Great Plains' solutions leverage key Microsoft technologies and are based on the following design objectives:

INTERNET AND E-COMMERCE ENABLED. Great Plains was among the first midmarket business management solution providers to deliver Internet and e-commerce enabled business management solutions. We leverage Internet and e-commerce technologies, such as Microsoft Site Server, Commerce Edition, to deliver business-to-business and consumer-to-business e-commerce solutions as well as both "customer-facing" and "employee-facing" applications. Our business-to-business and consumer-to-business solutions allow our customers to complete digital transactions over the Internet, both with established customers and at-large consumers. Our customer-facing and employee-facing applications allow customers to deliver web-based desktop services to their customers and employees.

NATIVE WINDOWS AND WINDOWS NT IMPLEMENTATION. Great Plains' front office/back office products are designed to take full advantage of Windows NT, Windows 98, and Windows 2000 capabilities, unlike "screen scraper" products that have a graphical interface grafted onto DOS-based or legacy software systems. We believe that our design philosophy has resulted in products that are easier to use and more intuitive because they adhere closely to the same interface standards as Windows desktop applications. Moreover, as native Windows applications, our products require less memory and enable more efficient multi-tasking than screen-scraper products.

STANDARDS-BASED C++ DEVELOPMENT ARCHITECTURE. The development architecture of Great Plains' business management solutions is standards-based C++. This powerful and flexible development environment has enabled us to build our products to leverage important technology advancements including 32-bit technologies, Windows NT, Microsoft SQL Server, Visual Basic for Applications, and Microsoft's standard for application interoperability, the Component Object Model (COM). The use of standards-based C++ as our development architecture will provide us flexibility in continuing to deliver solutions on the emerging technologies and platforms.

MICROSOFT SQL SERVER OPTIMIZATION. Great Plains eEnterprise is optimized for the latest releases of Microsoft SQL Server, including Microsoft SQL Server 7.0, and includes stored procedures to enhance distributed processing, overall performance and data integrity. Our implementation of Microsoft SQL Server and Windows NT also enhances data accessibility and system scalability.

COMPONENTIZED FUNCTIONALITY. The business rules, or financial logic, of Great Plains' products have been designed and developed into "logic components." This "componentization" of the product allows us to use software code multiple times within a product, and from product to product, increasing the speed with which new applications and product extensions can be developed. The componentized architecture of our products also allows our applications and third-party applications to share a common user interface, thereby creating a seamless and easy-to-use environment for customers. In addition, the components that make up the business logic are separate from the technical application layer, allowing eEnterprise to adopt new technologies like COM and VBA rapidly without affecting the quality or performance of the business logic. Moreover, we make certain components available to ISVs, which facilitates their ability to integrate companion products into our business management solutions.

PRODUCTS

Great Plains' upper-tier product, eEnterprise, is a fully integrated, enterprise-wide platform of front office, back office, knowledge management and e-business solutions, consisting of financial, distribution, enterprise reporting, project accounting, e-business, human resources and payroll, manufacturing, service management, sales and marketing management, and customer service and support applications. Our business management product for smaller midmarket businesses, Dynamics, is a front office/back office solution consisting of financial, distribution, project accounting, e-business, human resources and payroll, sales and marketing management, and customer service and support applications. Both business management products also include of a suite of reporting, customization and integration tools. We also offer a DOS-based product, Great Plains Accounting.

                              eENTERPRISE                        DYNAMICS
                              -----------                        --------
INITIAL RELEASE DATE          July 1994                          February 1993

CURRENT VERSION/
RELEASE DATE                  Release 5.1/December 1998          Release 5.1/December 1998

REVENUE OF TARGET
CUSTOMERS                     $10 to $250 million                $1 to $10 million

DATABASE                      Microsoft SQL Server               Btrieve from Pervasive Software

TYPICAL SYSTEM
PRICE RANGE                   $20,000 to $75,000                 $5,000 to $20,000

SOLUTION                      Financial, Distribution,           Financial, Distribution,
                              Enterprise Reporting,              Project Accounting, E-business,
                              Project Accounting,                Human Resources and Payroll,
                              E-Business, Human Resources        Sales and Marketing Management,
                              and Payroll, Manufacturing,        and Customer Service and Support.
                              Service Management, Sales
                              and Marketing Management,
                              and Customer Service and Support.

The eEnterprise typical system price is based on systems with six to 20 users and three to six modules. An eEnterprise system that includes our manufacturing solution or front office components typically costs more than $75,000. The Dynamics typical price range is based on systems with one to seven users and four to six modules. The system price is the price paid by the customer to a partner and does not represent sale proceeds to Great Plains or the cost of implementation.
--------------------------------------------------------------------------------

eENTERPRISE
First released in July 1994, eEnterprise (formerly called Dynamics C/S+) is Great Plains' solution for midmarket businesses that have high volume processing requirements, complex enterprise-wide business management needs and formal IT departments. eEnterprise has received several industry awards, was one of the first enterprise-wide midmarket solutions to receive Microsoft BackOffice logo compliance, the first enterprise-wide solution to fully integrate with Microsoft Site Server, Commerce Edition, and the first to receive full accreditation for the euro by the Business and Accounting Software Developers Association (BASDA). eEnterprise also was awarded the 1998 Industry Solution Award in the "Best Mid Market/Financial Management Functionality" category in February 1999. The eEnterprise solution consists of the following:

         FINANCIAL. The eEnterprise Financial Series consists of General Ledger, Accounts Receivable, Accounts Payable, Fixed Assets, Bank Reconciliation and Reporting and Analysis Tools. The Financial Series is designed to meet the needs of businesses in the upper-tier of the midmarket, including those businesses with multiple entity and multinational reporting requirements. The Financial Series fully integrates with all other components of the eEnterprise solution and is designed to meet the needs of businesses across all industries.

         DISTRIBUTION. The eEnterprise Distribution Series consists of Inventory, Bill of Materials, Sales Order Processing, Purchase Order Processing, web-based purchase requisitions and electronic commerce solutions. The Distribution Series is designed to meet the distribution needs of wholesale distribution and manufacturing businesses in the midmarket and is integrated with eEnterprise Manufacturing, Sales and Marketing, Customer Service and Support and the Financial Series.

         ENTERPRISE REPORTING. The Enterprise Reporting Series is designed for sophisticated group reporting and consolidation needs, and includes web-based reporting, advanced multi-dimensional consolidation and eliminations with complete multicurrency capabilities. Enterprise Reporting couples solid information control with a high degree of flexibility to mold the reporting processes around evolving business practices.

         PROJECT ACCOUNTING. The Project Series consists of project definition, tracking, purchasing, billing, plus time and expense entry for remote employees or employees who are otherwise not connected to the eEnterprise solution. The Project Series is designed to meet the needs of midmarket businesses that require an automated system to track internal projects, administer time and materials projects and manage accounting information. The Project Series integrates with the Financial, Distribution and Human Resources and Payroll Series for complete General Ledger, Accounts Payable, Accounts Receivable, Inventory and Payroll information control.

         ELECTRONIC COMMERCE. Two eEnterprise e-business solutions, e.Commerce and e.Order, enable midmarket businesses to conduct commerce via the Internet, fully integrating with their distribution and financial applications. e.Commerce allows midmarket businesses to integrate their Microsoft Site Server-based web storefront with their eEnterprise Financial and Distribution Series. e.Order gives businesses an out-of-the-box solution to enable established customers and salespeople to enter and review their own orders over the Internet.

         HUMAN RESOURCES AND PAYROLL. The eEnterprise Human Resources and Payroll solution consists of Payroll, Human Resources, Direct Deposit, integration to ADP Payroll, and web-based employee personal information management applications. The Human Resources and Payroll solutions are designed to meet the needs of midmarket businesses across all industries and are integrated with the eEnterprise Financial Series. In addition, for midmarket manufacturing businesses, the eEnterprise Human Resources and Payroll solutions integrate with eEnterprise Manufacturing, allowing more accurate cost accounting for discrete manufacturing firms.

         MANUFACTURING. The eEnterprise Manufacturing Series consists of Sales Forecasting, Master Production Scheduling, Materials Requirements Planning, Capacity Requirements Planning, Routings, Work Center Definition, Work in Process, Inventory Management, Standard Costing, Bill of Materials, Engineering Change Management, Quality Assurance, Job Costing, and Sales Configuration. The Manufacturing Series is designed to meet the needs of discrete manufacturing businesses in the midmarket and is integrated with the eEnterprise Financial Series, Distribution Series, Customer Serivce and Support, and Human Resources and Payroll solutions.

         SERVICE MANAGEMENT. The eEnterprise Service Management Series consists of Service Call Management, Depot Management, Contract Administration, Preventive Maintenance and Returns Management. In addition, the solution consists of an Internet self-service application, e.Service Center, which allows customers to schedule a service technician visit using the Internet. The Service Management Series is designed for service businesses in the midmarket that deliver fee, contract, or warranty based services on equipment, either at a customer's site or at a depot location. The Service Management Series is integrated with the eEnterprise Financial Series and Distribution Series. In addition, Manufacturing Series customers who also service the products they manufacture can utilize the Service Management Series.

         SALES AND MARKETING MANAGEMENT. The Great Plains Siebel Front Office Series consists of Opportunity Management, Sales Pipeline Analysis, Account Management, Contact Management, Organizational Charting, Activity Management, Outlook Synchronization, Correspondence Fulfillment, Expense Reporting, Sales Reporting, and Mobile Synchronization. Additional modules include the Advanced Selling Pack for marketing libraries and product catalogs, quoting and forecasting; the Product Configurator for automating the ordering and buying processes; the Server Pack for territory management, lead routing, build data integration and remote software distribution; eSales to allow customers to browse product catalogs and create product configurations and quotes over the web; and eChannel for web-based lead routing and sales channel opportunity management. The Great Plains Siebel Front Office Series is designed to meet the needs of Midmarket businesses that want to automate sales, marketing, service and e-commerce processes, and is integrated with eEnterprise Financial and Distribution Series solutions for customer and order entry information control. The Great Plains Siebel Front Office Series was announced in July 1999 and the Sales and Marketing applications are scheduled to release in September 1999.

         CUSTOMER SERVICE AND SUPPORT.
         In addition to Sales and Marketing Management, the Great Plains Siebel Front Office Series consists of applications for call center, e-business and tools. The Great Plains Siebel Front Office Customer Service and Support Series allows businesses to offer on-demand sales and service assistance to their customers. The Great Plains Siebel Front Office Series was announced in July 1999 and the Customer Service and Support applications are scheduled to release in December 1999.

In addition to the eEnterprise platform of front office, back office, knowledge management and e-business applications, numerous independent software developers provide vertical solutions on the same platform with the same architecture and interface as the eEnterprise solution, allowing eEnterprise customers and partners to deploy a fully integrated business solution.

DYNAMICS
First released in February 1993, Dynamics is Great Plains' front office/back office business management solution for midmarket businesses that need a Windows solution that is flexible and cost-effective, but does not require IT personnel dedicated to database administration. Dynamics leverages leading Microsoft technologies, including Microsoft Windows 98, Windows NT and Visual Basic. Dynamics has received several industry awards, was one of the first business management applications to support Windows 98 and, along with Great Plains eEnterprise, the first to receive full accreditation for the euro by the Business and Accounting Software Developers Association (BASDA). The Dynamics solution consists of the following:

         FINANCIAL. The Dynamics Financial Series consists of General Ledger, Accounts Receivable, Accounts Payable and Bank Reconciliation. The Dynamics Financial Series is designed to meet the needs of smaller businesses in the midmarket and is fully integrated with all other components of the Dynamics solution.

         DISTRIBUTION. The Distribution Series consists of Inventory, Sales Order Processing, Purchase Order Processing and Bill of Materials. The Distribution Series is designed to meet the distribution needs of wholesale distribution and light manufacturing businesses in the midmarket, and is integrated with the Dynamics Financial Series.

         PROJECT ACCOUNTING. The Dynamics Project Series consists of Project Definition, Tracking, Purchasing, Billing, plus Time and Expense Entry for remote employees or employees who are otherwise not connected to the Dynamics solution. The Project Series is designed to meet the needs of midmarket businesses that require an automated system to track internal projects, administer time and materials projects, and manage accounting information. The Project Series integrates with Dynamics Financial, Distribution and Human Resources and Payroll solutions for complete General Ledger, Accounts Payable, Accounts Receivable, Inventory and Payroll information control.

         E-BUSINESS. The Dynamics E-business Series consists of e.View. This solution allows customers to use the potential of the Internet to build corporate knowledge.

         HUMAN RESOURCES AND PAYROLL. The Dynamics Human Resources and Payroll solution consists of Payroll, Human Resources and Direct Deposit applications. The Dynamics Human Resources and Payroll solution is designed to meet the needs of smaller midmarket businesses across all industries, and is integrated with the Dynamics Financial Series.

         SALES AND MARKETING MANAGEMENT. The Great Plains Siebel Front Office Series consists of Opportunity Management, Sales Pipeline Analysis, Account Management, Contact Management, Organizational Charting, Activity Management, Outlook Synchronization, Correspondence Fulfillment, Expense Reporting, Sales Reporting, and Mobile Synchronization. The Great Plains Siebel Front Office Series is designed to meet the needs of midmarket businesses that want to automate sales, marketing and service, and is integrated with Dynamics Financial and Distribution Series solutions for customer and order entry information control. The Great Plains Siebel Front Office Series was announced in July 1999 and the Sales and Marketing applications are scheduled to release in September 1999.

         CUSTOMER SERVICE AND SUPPORT.
         In addition to Sales and Marketing Management, the Great Plains Siebel Front Office Series consists of applications for call center, e-business and tools. The Great Plains Siebel Front Office Customer Service and Support Series allows businesses to offer on-demand sales and service assistance to their customers. The Great Plains Siebel Front Office Series was announced in July 1999 and the Customer Service and Support applications are scheduled to release in December 1999.

In addition to the Dynamics platform of applications, numerous independent software developers provide vertical solutions on the same platform with the same architecture and interface as the Dynamics solution, allowing Dynamics customers and partners to deploy a fully integrated business solution.

REPORTING, CUSTOMIZATION AND INTEGRATION
Great Plains' suite of business management reporting tools consists of the Dynamics Report Writer, FRx Advanced Report Writer, Seagate Crystal Reports, and e.View. The Dynamics Report Writer, FRx Advanced Report Writer and Seagate Crystal Reports enable our customers and partners to create custom financial and business management reports. e.View, an Intranet-based application, allows employees across a customer's enterprise secure access to business information via a web browser. In addition, for eEnterprise customers, we offer Enterprise Reporting for handling multi-entity consolidations and reporting, and an eEnterprise edition of Cognos PowerPlay, which includes specialized reporting templates for sophisticated reporting and analysis.

Great Plains' suite of business management customization and integration tools, our Customization and Integration Series, allows our customers and partners to customize and extend the functionality of eEnterprise and Dynamics. Key tools in the Customization and Integration Series are Integration Manager, Modifier with Visual Basic for Applications, the Continuum line of application integration solutions, and Dexterity. Integration Manager enables customers to integrate data from external databases, e-commerce solutions and desktop applications with Dynamics and eEnterprise. Modifier with Visual Basic for Applications can be used to customize any eEnterprise and Dynamics window, report, control or component of business logic. The Continuum line of application integration solutions, including Continuum for Visual Basic, Continuum for Excel, and Continuum for Delphi, facilitate integration between our business management products and applications written in Visual Basic, Excel, Delphi or other Microsoft Component Object Model (COM) compliant development tools through the use of wizards (online instruction guides) and point-and-click operations. Dexterity enables customers and third party developers to create applications that seamlessly integrate with, and have the same look and feel as our business management applications.

GREAT PLAINS ACCOUNTING
Great Plains' product for DOS operating systems, Great Plains Accounting, is available for systems in single user and local area network environments. Great Plains Accounting includes a suite of financial and distribution applications that provide customers with a broad range of features and functions. We are actively promoting the migration of our Great Plains Accounting customers to eEnterprise and Dynamics. Great Plains' revenues from our Great Plains Accounting product have been declining, and we expect that these revenues will continue to decline in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Revenues."

SALES AND MARKETING
SALES. Great Plains sells, implements and supports its products exclusively through its partner network consisting of:

- value added resellers (VARs) - professionals who sell and install business hardware and software
- systems integrators - professionals who combine technological products from various vendors to produce enhanced solutions
- independent software vendors (ISVs) - professionals who develop and market complementary software products
-   global, national, regional and local accounting firms
-   specialized software consultants.

Our partners are independent organizations that perform some or all of the following functions: sales and marketing; systems implementation and integration; software development and customization; and ongoing consulting, training, service and technical support. In many instances, a partner's primary source of income is derived from selling, implementing and supporting our products.

We believe that our partners have a significant influence over product choices by customers, and that our relationships with our partners are an essential element in our marketing, sales and implementation efforts. Through our partner network, customers are served by trained and knowledgeable software professionals who are available locally to implement our systems as well as provide ongoing service and support. Many of our partners customize our systems to fit individual business needs and develop industry-specific software applications that integrate with and extend the functionality of our products.

Great Plains actively recruits partners through channel development groups. More importantly, we continue to assist our partners in growing their businesses through:

-   Management strategy consulting
-   Employee recruitment and placement
-   Comprehensive training and support
-   Cooperative marketing programs
-   Annual professional conferences

We also have specialized strategies aimed at recruiting and supporting ISVs and accounting firms. Partners are required to undergo training and certification procedures before being authorized to sell and implement our products, and must maintain certain standards and sales volumes to retain such authorization.

Great Plains has subsidiary offices and distribution relationships worldwide. Internationally, we operate via subsidiaries in Canada, the United Kingdom, Scandinavia, South Africa, Singapore, and Australia. In addition, we have established distribution relationships with international partners in Western and Eastern Europe, the Middle East, and Latin America to further the international distribution of our products. These distribution partners typically localize and translate our products, locate and train qualified VARs, market our products, and provide ongoing customer service and technical support. International partners typically pay localization and translation costs for our software in exchange for exclusive distribution rights, while Great Plains retains ownership of the localized version of the software. Great Plains and its international distributors have developed localized language versions of our business management solutions including Arabic, Polish, German, Portuguese and Spanish. In addition, we have developed localized versions for the United Kingdom, Australia, New Zealand, South Africa and French-speaking Canada. Our product architecture is designed to facilitate the translation, localization and maintenance of multilingual, multinational versions.

Great Plains' international business may be affected by such factors as local economic and market conditions, political and economic instability, greater difficulty in administering operations, difficulties in enforcing intellectual property and contractual rights, difficulties in tailoring our software products to fit local accounting principles, rules, regulations, language, tax codes and customs, fluctuations in currency exchange rates and the need for compliance with a wide variety of foreign and United States export regulations.

MARKETING. Great Plains is focused on building market awareness and acceptance of the company and our products as well as on generating qualified customer leads. Partners pursue customer leads with assistance from our sales personnel.

Great Plains has a comprehensive marketing strategy with several key components: global corporate and product image and awareness building, direct marketing to both prospective and existing customers, a strong web presence, and local marketing with partners. Our corporate image strategy includes global advertising in key financial, business and technology publications as well as web-based advertising. Our direct marketing includes direct mail, online and regional seminars, tradeshows, and outbound telemarketing to existing and prospective customers. For prospective customers, we also offer seminars and self-qualifying tools to assist them in selecting business management solutions. Seminars are offered in conjunction with partners in their local or industry-specific markets. Our web-based marketing is designed to generate new leads for Great Plains. Our marketing strategy is designed to take advantage of our partner network by including cooperative marketing programs designed for partners' local markets. Finally, we have developed a new brand mark to more accurately align our image with our core strategies and position us for global expansion.

SEASONALITY
Great Plains' business has experienced and may continue to experience seasonality. In recent years, we have recognized a greater percentage of our revenue and operating income in the fourth fiscal quarter than in any of the first three fiscal quarters due to a number of factors, including the timing of product releases and our sales incentive programs. Moreover, due to generally diminished business activity in the summer quarter, and to Great Plains' fiscal year-end sales incentive programs, we have historically recognized less revenue and operating income in our first fiscal quarter than in other quarters.

CUSTOMERS
Great Plains' products offer functionality and scalability to suit a wide range of midmarket businesses, from fast-growing entrepreneurial businesses to divisions of large enterprises. In addition, our front office/back office solution, implemented as a integrated e-business and enterprise-wide solution or with an industry-specific third party application, have been purchased by companies in a wide variety of industries, such as:

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

Great Plains provides an annual learning and information sharing opportunity for our customers through our annual customer conference, Convergence. Convergence is designed specifically to bring together customers, business partners and industry experts. More than 1,000 customers, business partners and industry experts attended Convergence 1999. Convergence is held each spring in Orlando, Florida, and is aimed at our front office/back office customers.

CUSTOMER AND PARTNER SERVICE
Great Plains believes that prompt and effective service and technical support is an important component of a complete e-business and enterprise-wide solution and is critical to the long-term satisfaction of our customers and partners. We have received numerous awards for our partner and customer service, including the 1998 "Best Practices Award" in the category of "Exceeding Customer Expectations," sponsored by Arthur Andersen.

Great Plains was one of the first personal computer software providers to introduce fee-based support plans and guaranteed telephone response times. We also maintain profiles and detailed call histories on each of our customers and partners. These profiles enable our support personnel to respond more effectively to service inquiries, allow us to better forecast which customers are likely to purchase new products or upgraded versions of existing products and assist us in developing new applications and features that accurately address the needs of the market.

Great Plains provides service and technical support through a service organization consisting of 312 (FTE) employees as of May 31, 1999. We provide a variety of training, technical support and service programs for customers that supplement the primary support provided by partners. We offer video, teleconference and classroom training as well as technical support through a toll-free number and our website. Telephone support calls are handled by professional support personnel and have various guaranteed response times, depending on the type of support plan purchased. Response times as short as 30 minutes are offered. In addition to our technical support programs, customers are offered software maintenance programs for an annual fee. These programs provide customers with product upgrades and online information and assistance through our CustomerSource web site. We also offer comprehensive training and product support to our partners, including an award-winning web site, PartnerSource, to ensure that they provide the necessary levels of technical support and assistance to customers. We offer our partners a variety of consulting resources for resale to customers, including strategic implementation planning, project management and product customization.

RESEARCH AND DEVELOPMENT
Since our inception, Great Plains has made substantial investments in research and development. During the fiscal years 1999, 1998 and 1997, software development expenses were $20.4 million, $12.6 million, and $9.7 million, respectively. As of May 31, 1999, we had 290 employees engaged in research and development.

Great Plains' research and development efforts employ a standard development process to guide software development through stages of product concept, market requirements analysis, product definition, design specification, coding, testing and release. These efforts are also focused on identifying, developing and integrating leading technologies into our products to better meet customer needs.

Great Plains' software products are designed for Microsoft technologies, including Windows NT, Windows 98, Windows 2000 and SQL Server. In addition, our products utilize other Microsoft technologies, including Site Server, Internet Information Server, Visual Basic, Visual Basic for Applications and BizTalk. Accordingly, our strategy will require that our products and technology are compatible with new developments in Microsoft's technology.

PRODUCTION
The principal physical components of Great Plains' software products are computer media and manuals. We prepare master software CDs, manuals and packaging materials that are then duplicated by Great Plains and third party vendors. To date, we have not experienced any material difficulties or delays in the manufacture and assembly of our products or material returns due to product defects.

INTELLECTUAL PROPERTY RIGHTS AND LICENSES
Great Plains regards certain features of our internal operations, software and documentation as intellectual property. We rely on a combination of contract, copyright, trademark and trade secret laws, a mandatory software registration mechanism and other measures to protect our intellectual property. We have no patents. We believe that, because of the rapid pace of technological change in the computer software industry, trade secret and copyright protection are less significant than factors such as the knowledge, ability and experience of our team members, frequent product enhancements and the timeliness and quality of support services. It is our policy to file for protection of our basic trademarks and service marks in countries in which we sell our products either directly or through our international partners and in countries in which protection is advisable. Despite these measures there can be no assurance that we will be able to fully protect our intellectual property.

Great Plains provides our products to customers on a "right-to-use" basis, under non-exclusive licenses, which generally are nontransferable and have a perpetual term. We typically license our products solely for the customer's internal operations.

COMPETITION
The market for Great Plains' products is highly competitive and rapidly changing. Our primary market consists of businesses in the midmarket. Our current and prospective competitors offer a variety of solutions for this market. We experience significant competition and expect substantial additional competition from established and emerging software companies that offer products similar to our products and target the same customers as we do. We believe we compete on each of the following factors:

-  product features, functionality, performance and price
-  the capacity and capabilities of distribution partners

-  the quality of customer and partner service and technical support
-  sales and marketing efforts
-  new product and technology introductions, including e-commerce
-  company image and stability.

In North America, Great Plains faces a number of competitors in the midmarket. Outside North America, we also face competition from a number of competitors, several of which have significant shares in their home markets. In addition, we compete for midmarket business with companies primarily targeting the large enterprise market. We believe that the products from these competitors are neither designed nor priced to meet the needs of the midmarket, and that we compete effectively against them in the midmarket. Our products also face competition from providers of industry-specific applications as well as indirect competition from in-house, custom-developed business management applications.

Certain of Great Plains' competitors have substantially greater financial, marketing or technical resources than Great Plains. There can be no assurance that other companies have not developed or marketed or will not develop or market products that are superior to our products, that are offered at substantially lower prices than ours, or that have or will achieve greater market acceptance than those of our products. In addition, there can be no assurance that alternative methods of delivering business management applications will not provide increased competition.

TEAM MEMBERS
As of May 31, 1999, Great Plains (including subsidiaries) had a total of 1,065 full time equivalent employees ("FTEs"), including 655 FTEs in sales, marketing, technical support and consulting services, 290 FTEs in research and development, and 120 FTEs in administration. None of our employees are represented by a labor union. Management believes that its relations with its employees are good. We earned a 1998 "Best Practices Award" sponsored by Arthur Andersen, in the category of "Motivating and Retaining Employees." We also received recognition for the third time as one of the "100 Best Companies to Work for in America," as reported in FORTUNE magazine, January 11, 1999.

Great Plains believes that our continued success will depend in large part upon our ability to attract and retain highly-skilled technical, managerial, sales and marketing personnel. The loss of services of one or more of our key employees could have a materially adverse effect on our business, operating results and financial condition. We intend to hire a significant number of additional service and technical personnel in fiscal 2000. Competition for the hiring of such personnel in the software industry is intense, and from time to time we experience difficulty in locating candidates with appropriate qualifications, particularly within the desired geographic location. It is widely believed that the technology sector is at or over a state of full employment. There can be no assurance that we will be successful in attracting and retaining the personnel required to develop, market and support new or existing software. The growth in our customer base and expansion of our product lines and supported platforms have placed, and are expected to continue to place, a significant strain on our management and operations, including our service and development organizations.

FORWARD-LOOKING STATEMENTS
The above Business section and other parts of the Form 10-K Report contain forward-looking statements that involve risk and uncertainties. Great Plains' actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those contained above in this Item 1, the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in
Item 7 and Exhibit 99.1 to the Form 10K Report.

                               EXECUTIVE OFFICERS

Great Plains' executive officers as of August 1, 1999, their ages and positions and a brief biography of each individual are as follows:

NAME                                  AGE                           POSITION
----                                  ---                           --------
Douglas J. Burgum..................    43       Chairman of the Board, President and Chief Executive Officer
Tami L. Reller.....................    35       Vice President and Chief Financial Officer
Steven K. Sydness..................    43       Executive Vice President, Worldwide Sales and Marketing
Jodi A. Uecker-Rust................    37       Executive Vice President, Organizational  Development
Darren C. Laybourn.................    37       Vice President, Research and Development

DOUGLAS J. BURGUM has served as President of Great Plains since March 1984, Chief Executive Officer since September 1991 and Chairman of the Board since January 1996. Mr. Burgum was an early investor in Great Plains, and he initially served as Vice President and a director from March 1983 to March 1984. Before joining Great Plains, Mr. Burgum was a management consultant in the Chicago office of McKinsey & Company, Inc. Mr. Burgum holds a B.U.S. from North Dakota State University and an M.B.A. from the Stanford University Graduate School of Business.

TAMI L. RELLER has served as Chief Financial Officer since July 1999. Ms. Reller is a 15 year veteran with Great Plains and has served as Vice President of Finance and Investor Relations since January 1998, and Director of Finance and Investor Relations since December 1996. She has also held accounting, marketing management and sales positions during her career with Great Plains. She holds a B.S. degree from Moorhead State University and a M.B.A. from St. Mary's College in Moraga, CA.

STEVEN K. SYDNESS has served as Executive Vice President, Worldwide Sales and Marketing, since January 1999. Mr. Sydness was Vice President, International Operations from June 1997 to January 1999, Vice President, Dynamics July 1996 to June 1997, Vice President, Business Development from June 1995 to June 1996, Vice President of Sales from June 1994 to June 1995 and Vice President of Strategic Planning June 1993 to June 1994. Prior to joining Great Plains in January 1987, he was employed by Dr. Henry Kissinger Associates and the management consulting firm McKinsey & Company, Inc. in their New York and Tokyo offices. Mr. Sydness holds a B.A. from Principia College and an M.B.A. from Harvard Business School.

JODI A. UECKER-RUST has served as Executive Vice President, Organizational Development, since November 1998. Ms. Uecker-Rust served as Vice President, Center for Organizational Excellence (CORE) and Heritage Business of Great Plains from June 1996 through November 1998. Ms. Uecker-Rust served as Vice President, Employee Services for Great Plains from August 1994 through May 1996 and as Vice President of Operations and Customer Service from June 1993 through August 1994. Ms. Uecker-Rust has been with Great Plains for more than 14 years. Prior to 1984 she was with Honeywell, Inc. She is a 1983 graduate of North Dakota State University in Fargo, North Dakota where she earned a B.S. in Industrial Engineering.

DARREN C. LAYBOURN has served as Vice President, Research and Development since July 1998. From June 1997 to July 1998, Mr. Laybourn served as General Manager, Global Development, and from June 1994 to June 1997 he was General Manager, DynamicTools. Mr. Laybourn joined Great Plains in 1994 and prior to that time was employed by the Boeing Company in Seattle, where he lead development efforts supporting manufacturing and corporate computing infrastructure. He holds a B.S. in Computer Science and Mathematics from the University of Washington.

ITEM 2.  PROPERTIES
--------------------------------------------------------------------------------

Great Plains' principal administrative, marketing, production and product development facilities consist of an aggregate of approximately 86,000 square feet at three locations in Fargo, North Dakota. We also lease space for our subsidiary operations in Canada, the United Kingdom, Scandinavia, South Africa, Singapore and Australia. In addition, we have research and development offices in Seattle, Washington, Minneapolis, Minnesota, Watertown, South Dakota; Oslo, Norway; and Manila, Philippines. We occupy the Fargo sites under lease agreements that expire at various times through 2004. Total rent expense during fiscal 1999, 1998, and 1997 was $1,593,000, $1,054,000, and $866,000, respectively. We are currently planning to move into an expanded leased facility in Fargo, North Dakota, that is expected to be occupied during the month of September and is under a lease agreement that expires in 2013. We expect that the new facility will result in a substantial increase in rent expense.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------------------------------------------------------------


From time to time, Great Plains and our subsidiaries are involved in litigation arising out of operations in the normal course of business. In the opinion of management, we currently are not a party to any legal proceedings the adverse outcome of which, individually or in the aggregate, could reasonably be expected to have a material adverse effect on our results of operations or financial position.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended May 31, 1999.

                                     PART II


ITEM 5.  MARKET PRICE
--------------------------------------------------------------------------------
Great Plains' Common Stock began trading on the Nasdaq National Market under the symbol "GPSI" on June 20, 1997. Prior to such date, there was no established public trading market for our Common Stock.

The following table sets forth, for the period indicated, the high and low closing sales prices of Great Plains' Common Stock, as quoted on the Nasdaq National Market.

                                                      HIGH               LOW
                                                      ----               ---
First Quarter Fiscal 1998
 (from June 20, 1997 through August 31, 1997)        $35.000           $23.750
Second Quarter Fiscal 1998                           $29.250           $21.500
Third Quarter Fiscal 1998                            $33.625           $20.500
Fourth Quarter Fiscal 1998                           $39.250           $29.500

First Quarter Fiscal 1999                            $39.500           $31.625
Second Quarter Fiscal 1999                           $48.250           $30.125
Third Quarter Fiscal 1999                            $49.000           $39.563
Fourth Quarter Fiscal 1999                           $42.000           $26.750

On July 26, 1999, the closing sales price per share of Great Plains' Common Stock as quoted on the Nasdaq National Market was $44.313. On July 26, 1999, there were approximately 284 holders of record of our Common Stock, representing approximately 3,000 shareholder accounts.

The trading price of Great Plains' Common Stock may be subject to wide fluctuations in response to quarterly variations in operating results, announcements of technological innovations or new software products by us or our competitors, as well as other events or factors. In addition, the stock market has from time to time experienced extreme price and volume fluctuations, which have particularly affected the market prices of many high technology companies and which often have been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of Great Plains' Common Stock.

Great Plains has never declared or paid cash dividends on its capital stock. We currently intend to retain future earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA
--------------------------------------------------------------------------------
The selected consolidated financial data below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 below and the Consolidated Financial Statements and the Notes thereto included in Item 8 below.

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------- ------------- ------------- ------------- ------------- -------------
YEAR ENDED MAY 31,                              1999          1998          1997          1996           1995
-------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF
  INCOME DATA:
Revenues:
  License                                 $   79,685     $  52,949     $   35,919    $    27,078    $  25,050
  Service                                     55,222        32,710         21,201         15,193       12,847
                                        ---------------------------------------------------------------------
    Total revenues                           134,907        85,659         57,120         42,271       37,897

Cost of revenues:
  License                                     19,355        11,220          6,362          4,913        4,439
  Service                                     18,350        11,118          8,260          5,980        5,622
                                        ---------------------------------------------------------------------
    Total cost of revenues                    37,705        22,338         14,622         10,893       10,061
                                        ---------------------------------------------------------------------

    Gross profit                              97,202        63,321         42,498         31,378       27,836

Operating expenses:
  Sales and marketing                         47,982        31,636         21,935         14,477       14,013
  Research and development                    20,427        12,586          9,678          8,876        9,308
  General and administrative                  11,080         7,587          5,592          4,763        3,886
  Acquired in-process research and
     development                                   -         7,136              -              -            -
                                        ---------------------------------------------------------------------
    Total operating expenses                  79,489        58,945         37,205         28,116       27,207
                                        ---------------------------------------------------------------------

Operating income                              17,713         4,376          5,293          3,262          629

Other income (expense), net                    3,592         3,274            558            100        (260)
                                        ---------------------------------------------------------------------

Income before income taxes                    21,305         7,650          5,851          3,362          369

Income tax provision (benefit) (1)             8,520         3,203          2,207        (4,099)           45
                                        ---------------------------------------------------------------------

Income  before  cumulative  effect  of
     change in accounting principle           12,785         4,447          3,644          7,461          324

Cumulative effect of a change in                   -             -             -             -          (200)
  accounting principle
                                        ---------------------------------------------------------------------

Net income                                $   12,785     $   4,447     $    3,644    $     7,461    $     124
                                        ---------------------------------------------------------------------
                                        ---------------------------------------------------------------------

Income (loss) per common share:
  Basic (2)                               $     0.90     $    0.33     $   (1.78)    $      0.58    $    0.00
  Diluted                                 $     0.86     $    0.32     $     0.36    $      0.76    $    0.01
                                        ---------------------------------------------------------------------

Shares used in computing income
  (loss) per common share:
  Basic                                   14,231,102    13,381,414      7,629,460      7,352,820    7,158,950
  Diluted                                 14,872,579    14,089,092     10,003,349      9,764,924    9,164,980
                                        ---------------------------------------------------------------------



(DOLLARS IN THOUSANDS)
-------------------------------------------------------------------------------------------------------------
MAY 31,                                         1999          1998           1997           1996         1995
-------------------------------------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEET DATA:
Assets:
  Cash, cash equivalents and
     investments                          $  123,683     $  66,918     $   16,243    $     8,256    $   2,892
  Total assets                               180,252       102,845         33,214         24,361       15,327

Working capital                              101,954        50,824          6,658          1,012      (4,992)

Liabilities and stockholders' equity
  (deficit):
  Deferred revenues                           23,884        15,133         10,448          9,018        8,027
  Long-term debt and capital lease
     obligations, less current portion             -             -              -             20          750
  Mandatory redeemable convertible
     preferred stock                               -             -         28,698         11,502        8,300
  Total stockholders' equity (deficit)       133,193        69,671       (16,277)        (4,812)      (9,066)

  (1)Net income for the year ended May 31, 1996, includes an income tax benefit of $4.1 million related to the reversal of a valuation allowance. The reversal reflects the recognition of net operating loss carry forwards and other deferred tax assets and was a result of management's analysis of Great Plains' current levels of earnings and future outlook, which increased the likelihood of Great Plains realizing its deferred tax assets. See Note 10 to Consolidated Financial Statements.

  (2)For the fiscal years ending May 31, 1997, 1996 and 1995, basic net income per share is lower than the diluted net income per share due to the fact that net income available to common stockholders for the basic calculation is reduced by the increase in carrying value of the mandatorily redeemable preferred stock. This increase in carrying value has a greater impact on the basic calculation than does the inclusion of the preferred shares in the diluted calculation. The mandatorily redeemable preferred stock was converted into shares of common stock in June 1997 in connection with Great Plains' initial public offering. See "Earnings Per Share" in Note 1 of Notes to Consolidated Financial Statements.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OF GREAT PLAINS SHOULD BE READ IN CONJUNCTION WITH GREAT PLAINS' CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO, AND THE OTHER FINANCIAL INFORMATION INCLUDED ELSEWHERE IN THIS FORM 10-K REPORT. THIS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS DESCRIPTIONS OF GREAT PLAINS' EXPECTATIONS REGARDING FUTURE TRENDS AFFECTING OUR BUSINESS. THESE FORWARD-LOOKING STATEMENTS AND OTHER FORWARD-LOOKING STATEMENTS MADE
ELSEWHERE IN THIS DOCUMENT ARE MADE IN RELIANCE UPON SAFE HARBOR PROVISIONS
OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THE FOLLOWING DISCUSSION AS WELL AS EXHIBIT 99.1 TO THIS FORM 10-K SET FORTH CERTAIN
FACTORS GREAT PLAINS BELIEVES COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY THE FORWARD-LOOKING STATEMENTS. GREAT PLAINS UNDERTAKES NO OBLIGATION TO UPDATE THE FORWARD-LOOKING INFORMATION CONTAINED
IN THIS ITEM 7.

OVERVIEW
--------------------------------------------------------------------------------
Great Plains Software, Inc. (Nasdaq: GPSI) provides fully integrated front office/back office business management solutions for the midmarket. These include financial, distribution, enterprise reporting, project accounting, electronic business, human resources and payroll, manufacturing, service management, sales and marketing, and customer service and support applications. Our solutions are sold and implemented by a worldwide network of independent partner organizations that share the company's commitment to lasting customer relationships.

Great Plains has been a leading provider of business software solutions since 1982 when it began selling Great Plains Accounting (the "heritage product"). In the late 1980s, we anticipated the market shift toward Windows and client/server technologies and in February 1993, released Dynamics. Dynamics is our business management solution for small businesses in the midmarket. In July 1994, we released eEnterprise (formally Dynamics C/S+). eEnterprise is our e-business and enterprise-wide business management solution for the upper tier of the midmarket, and is optimized for Windows NT and Microsoft SQL Server.

During fiscal 1999, Great Plains launched several new applications on our fully integrated platform. We added a human resources application, a manufacturing solution and a sophisticated enterprise reporting solution, which enhance our front office/back office business management solutions. The acquisition of Match Data Systems in April 1999 further expanded our offering with the addition of a project accounting solution developed specifically for the Great Plains platform. Through this acquisition, we also acquired a development center in Manila, Philippines with a 45-member development team. In addition, in July 1999 we announced a partnership with Siebel Systems to offer Great Plains Siebel Front Office, providing midmarket customers the only fully integrated back office, front office, and electronic business solution from a single source.

In addition to the new Manila development office established through the Match Data Systems acquisition, our global organization now includes subsidiaries in Canada, the United Kingdom, Scandinavia, South Africa, Singapore and Australia. Our activities in additional countries through international distribution partners include an intensified focus on Germany, as well as ongoing efforts in Poland, the Czech Republic, the Benelux countries, Portugal, Latin America, and the Middle East. Our solutions are available in nine languages and have been sold in approximately 95 countries.

Great Plains made significant investments in research and development in the early 1990s to launch Dynamics and eEnterprise. In addition, we have made a significant investment in building an experienced and knowledgeable network of independent channel partners to market, implement and support our Dynamics and eEnterprise products (together, the "Great Plains platform products"). Since the release of the Great Plains platform products, our principal source of revenues has shifted from the heritage product to Great Plains platform products. Great Plains platform products accounted for 93.7%, 87.3% and 77.4% of our total revenue for fiscal 1999, 1998 and 1997, respectively.

Great Plains' revenues are derived from two principal sources: software license fees and fees for maintenance, technical support, training and consulting services. As required, Great Plains recognizes revenue in accordance with Statement of Position 97-2, Software Revenue Recognition, which we adopted beginning June 1, 1998. Statement of Position 97-2 generally requires revenue earned on software products, upgrades or enhancements, rights to exchange or return software, post contract customer support, or services, including elements deliverable only on a when-and-if-available basis, to be allocated to the various elements of such sale based on vendor specific objective evidence of fair market values. If this evidence does not exist, revenue from the sale would be deferred until sufficient evidence exists, or until all elements have satisfied the requirements for revenue recognition. Prior to adoption of Statement of Position 97-2, Great Plains recognized revenue in accordance with Statement of Position 91-1, Software Revenue Recognition. This adoption did not have a material effect on the timing of Great Plains' revenue recognition or cause changes to our revenue recognition policies. See Note 1 of Notes to Consolidated Financial Statements.

License fee revenues are generally recognized upon shipment of the related software product and associated registration keys. Fees for Great Plains' maintenance and support plans are recorded as deferred revenue when billed to the customer and recognized ratably over the term of the maintenance and support agreement, which is typically one year. Fees for Great Plains' training and consulting services are recognized at the time the services are performed.

Great Plains' eEnterprise and Dynamics customers are required to purchase a one-year maintenance plan at the time the product is acquired. A majority of these customers renew the maintenance plan after the initial term. Under the maintenance plan, Great Plains provides these customers with product upgrades in addition to on-line assistance and information. The maintenance program for Great Plains' heritage product provides customers with product "updates," which are less significant releases of the heritage product; however, heritage product upgrades are not included in the heritage maintenance program. Heritage customers can purchase product upgrades as they are released.

For further discussion of recently issued accounting standards that may impact Great Plains' future financial results, see Note 1 of the Consolidated Financial Statements.

RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
The following table sets forth for the periods indicated the percentage of total revenues represented by certain items reflected in Great Plains' consolidated statement of income.

----------------------------------------------------------------------------------------------------------

YEAR ENDED MAY 31,                                      1999                 1998                1997
----------------------------------------------------------------------------------------------------------
AS A PERCENTAGE OF TOTAL REVENUES

Revenues:

   License                                              59.1%                61.8%               62.9%

   Service                                              40.9                 38.2                37.1
----------------------------------------------------------------------------------------------------------

     Total revenues                                    100.0                100.0               100.0


Cost of revenues:

   License                                              14.3                 13.1                11.1

   Service                                              13.6                 13.0                14.5
----------------------------------------------------------------------------------------------------------

     Total cost of revenues                             27.9                 26.1                25.6
----------------------------------------------------------------------------------------------------------


     Gross profit                                       72.1                 73.9                74.4


Operating expenses:

   Sales and marketing                                  35.6                 36.9                38.4

   Research and development                             15.2                 14.7                16.9

   General and administrative                            8.2                  8.9                 9.8

   Acquired in-process research and
   development                                                                8.3
----------------------------------------------------------------------------------------------------------

     Total operating expenses                           59.0                 68.8                65.1
----------------------------------------------------------------------------------------------------------

Operating income                                        13.1                  5.1                 9.3

Other income, net                                        2.7                  3.8                 1.0
----------------------------------------------------------------------------------------------------------

Income before income taxes                              15.8                  8.9                10.3

Income tax provision                                     6.3                  3.7                 3.9
----------------------------------------------------------------------------------------------------------

Net income                                               9.5%                 5.2%                6.4%
                                           ---------------------------------------------------------------

REVENUES

REVENUES. Revenues increased to $134.9 million for fiscal 1999 from $85.7 million in fiscal 1998 and $57.1 million in fiscal 1997, representing increases of 57.5% and 50.0%, respectively. These increases in revenues were primarily due to increased demand for Great Plains platform products and related services. The following table sets forth for the periods indicated Great Plains platform and heritage product revenues, each as a percentage of total revenues:

----------------------------------------------------------------------------------------------------------

YEAR ENDED MAY 31,                                      1999                 1998                1997
----------------------------------------------------------------------------------------------------------
Great Plains platform product revenues                  93.7%                87.3%               77.4%

Heritage product revenues                                6.3%                12.7%               22.6%
                                            --------------------------------------------------------------

Great Plains platform product revenues, including license and service fees, increased to $126.4 million for fiscal 1999 from $74.8 million in fiscal 1998 and $44.2 million in fiscal 1997, representing increases of 69.1% and 69.1%, respectively.

The increase in Great Plains platform product revenues was offset, in part, by a decrease in revenues from Great Plains' heritage product. Heritage product revenues decreased to $8.5 million in fiscal 1999 from $10.9 million in fiscal 1998 and $12.9 million in fiscal 1997 representing decreases of 22.1% and 15.6%, respectively. The decrease in heritage product revenues was primarily due to a decrease in demand for DOS and Macintosh solutions, which reflects the broader market trend toward Windows and Windows NT solutions. Also, the decrease in heritage product revenue can be attributed to the expected decline in the number of customers purchasing Great Plains Accounting Version 9 heritage upgrade, which was initially released in February 1997. Great Plains anticipates that heritage product revenues will continue to decrease in future periods.

Great Plains' international revenues increased to $22.8 million in fiscal 1999 from $13.4 million in fiscal 1998 and $8.6 million in fiscal 1997, representing 16.9%, 15.6%, and 15.0% of total revenues for fiscal 1999, 1998 and 1997, respectively. These increases were the result of growth in existing markets as well as the addition of distribution in new markets through new subsidiaries and new international distribution partners. In fiscal 1999, the revenue growth was largely a result of growth in markets served by our existing subsidiary operations and the fact that all of our subsidiaries were in operation for the entire year. In fiscal 1998, the growth was primarily a result of growth in our international subsidiary operations in the United Kingdom and Australia, as well as from the addition of new subsidiary operations in Singapore, South Africa and Scandinavia.

LICENSE. Total license fee revenues increased to $79.7 million in fiscal 1999 from $53.0 million in fiscal 1998 and $35.9 million in fiscal 1997, representing increases of 50.5% and 47.4%, respectively. These increases in total license fee revenues are largely attributable to increased market demand for our Great Plains platform products. In addition, we broadened our Great Plains platform solutions in fiscal 1999 with the addition of human resources, manufacturing and enterprise reporting solutions. The release of these new solutions contributed to the increase in license fee revenue for fiscal 1999.

The increase in Great Plains platform product license fee revenues was offset, in part, by a decrease in heritage product license fee revenues. The decrease in heritage product license fees is primarily a result of decreased sales of upgrades to existing heritage customers. The most recent significant upgrade of the heritage product, Great Plains Accounting Version 9, was released in February 1997 which was marketed principally to our installed base of heritage product customers. Therefore, the decline in revenue from the heritage products of 22.1% and 15.6% in 1999 and 1998 respectively, was expected as we generally experience the majority of upgrade sales in the quarters following a new release. Great Plains continues to expect that overall heritage product license fee revenues will continue to decline.

SERVICE. Service revenues increased to $55.2 million in fiscal 1999, from $32.7 million in fiscal 1998 and $21.2 million in fiscal 1997, representing increases of 68.8% and 54.3%, respectively. Service revenues as a percentage of total revenues were 40.9%, 38.2%, and 37.1% for fiscal 1999, 1998 and 1997, respectively. The increase in service revenues is due largely to the increased number of licenses for Great Plains platform products and renewals of existing maintenance and support contracts from the increased installed base of Great Plains platform customers.

COSTS AND EXPENSES

COST OF LICENSE FEES. Cost of license fees consists primarily of the costs of product manuals, media, shipping and royalties paid to third-parties. Cost of license fees increased to $19.4 million in fiscal 1999 from $11.2 million in fiscal 1998 and $6.4 million in fiscal 1997, representing 24.3%, 21.2% and 17.7% of total license fee revenues in fiscal 1999, 1998 and 1997, respectively. The increases in cost of license fees for fiscal 1999 and fiscal 1998 are primarily attributable to an overall growth in license fee revenues and an increase in the sale of products for which Great Plains is obligated to pay royalties to third-party vendors. The increase in cost of license fees as a percentage of license revenue increased in fiscal 1999 and fiscal 1998 due to a higher mix of revenue from sales of third-party products for which we have a royalty obligation. The cost of license fees as a percentage of license fee revenues may continue to increase if Great Plains enters into additional royalty arrangements or if the sale of products which include a royalty obligation increase as a percentage of total license fee revenues.

COST OF SERVICES. Cost of services consists of the costs of providing telephone support, training and consulting services to customers and partners. Cost of services increased to $18.3 million for fiscal 1999 from $11.1 million in fiscal 1998 and $8.3 million in fiscal 1997. The increase in cost of services is primarily due to the expansion of Great Plains' service resources. Cost of services as a percentage of service revenues decreased to 33.2% for fiscal 1999 from 34.0% in fiscal 1998 and 39.0% for fiscal 1997. These decreases are due, in part, to improved efficiency in operations and continued strong customer enrollment in maintenance plans and support contracts. We anticipate that cost of services will increase in dollar amount as service revenues increase and may increase as a percentage of service revenue if additional resources are added to support new initiatives.

SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions, travel and promotional expenses. Sales and marketing expenses increased to $48.0 million for fiscal 1999 from $31.6 million in fiscal 1998 and $21.9 million in fiscal 1997, representing 35.6%, 36.9%, and 38.4% of total revenues for fiscal 1999, 1998 and 1997, respectively. The decrease in sales and marketing expenses as a percentage of total revenues in fiscal 1999 reflects an increase in sales and marketing productivity and a corresponding increase in revenues derived from our Great Plains platform products. The dollar increase in sales and marketing expenses for fiscal 1999 and fiscal 1998 is attributable to the hiring of additional sales and marketing personnel, continued investments in expanding the capacity and capability of the channel for our platform products, increased marketing expenses for our Great Plains platform products including, a global advertising and brand awareness campaign, and increased commission expenses associated with higher revenues. In addition, Great Plains increased sales and marketing expenses related to the operation of our international subsidiaries in Canada, the United Kingdom, Scandinavia, South Africa, Singapore and Australia. Great Plains anticipates that sales and marketing expenses will increase in dollar amount as total revenues increase; however, Great Plains does not anticipate significant changes in sales and marketing expenses as a percentage of total revenues.

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of compensation of development personnel and depreciation of equipment. Research and development expenses increased to $20.4 million in fiscal 1999 from $12.6 million in fiscal 1998 and $9.7 million in fiscal 1997, representing 15.2%, 14.7% and 16.9% of total revenues for fiscal 1999, 1998 and 1997, respectively. In fiscal 1999, the increase in research and development both in dollars and as a percentage of total revenues was, in part, due to additional resources added to further develop the new solution areas of e-business, human resources, manufacturing and enterprise reporting, as well as from resources added as a result of the fourth quarter 1999 acquisition of Match Data Systems, which included an established development center in Manila, Philippines. In fiscal 1998, the dollar increase for research and development was from development efforts primarily focused on the delivery of substantial new versions of Great Plains platform products and the release of an electronic commerce solution. Research and development expenses decreased as a percentage of total revenues in fiscal 1998 due to efficiencies gained through greater experience levels among development personnel, greater automation in our development testing process and an increased focus on Microsoft technologies. We anticipate that we will continue to devote substantial resources to our research and development effort and that research and development expenses will increase in dollar amount in future periods and may increase as a percentage of revenues.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries of executive, financial, human resources and information services personnel, as well as outside professional fees. General and administrative expenses increased to $11.1 million for fiscal 1999 from $7.6 million in fiscal 1998 and $5.6 million in fiscal 1997, representing 8.2%, 8.9% and 9.8% of total revenues for fiscal 1999, 1998 and 1997, respectively. These increases in dollar amount were primarily due to increased staffing and related expenses necessary to manage and support the expansion of our operations. In addition, dollar increases in fiscal 1998 were due, in part, to expenses related to being a publicly held company. We believe that our general and administrative expenses will increase in dollar amount in the future to support the expansion of our operations.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT. Great Plains completed two acquisitions in the fourth quarter of fiscal 1998, both of which were accounted for using the purchase method of accounting. The first acquisition provided a human resources application and manufacturing solution, while the second acquisition provided a multinational enterprise reporting solution. The purchase price for these acquisitions was $7.5 million for the manufacturing and human resource applications and $4.4 million for the enterprise reporting solution.

Valuation of the intangible assets acquired were determined by an independent third party appraisal company and consisted of in-process research and development, current technology, assembled workforce, and goodwill. The amounts related to in-process research and development, as determined by the independent third party appraisal company that was charged against income in fiscal 1998, as the underlying research and development projects had not yet reached technological feasibility and had no alternative future uses included $3.2 million for manufacturing, $2.2 million for human resources, and $1.7 million for enterprise reporting.

Great Plains has used the acquired in-process research and development to complete new products in the areas of human resources, manufacturing, and enterprise reporting, which will become part of our product lines over the next several years. We released the initial products developed from the acquired in-process research and development in fiscal 1999. We expect additional significant releases will continue through fiscal 2003.

The nature of the efforts required to complete development of the acquired in-process research and development into commercially viable products principally related to the completion of all designing, prototyping, verification and testing activities necessary to establish that the products can be produced to meet design specifications, including functions, features, and technical performance requirements. The estimated costs at the time of acquisition to be incurred to develop the purchased in-process technology into commercially viable products were $8.6 million for the manufacturing solution, $3.4 million for human resources, and $2.7 million for enterprise reporting.

The value assigned to purchased in-process research and development was determined by an independent third party appraiser, which projected cash flows related to future products expected to be derived once technological feasibility was achieved, including costs to complete the development of technology and the future revenues and costs which are expected to result from commercialization of the products. Cash flows recognized the contribution of core technology and other supporting assets and were discounted back to their present value at a rate of 35%. The resulting net cash flows from such projects were based on estimates made by Great Plains management of revenues, cost of sales, research and development costs, selling, general and administrative costs, and income taxes resulting from such projects. These management estimates were based on expected trends in technology and the nature and expected timing of completion of acquired in-process research and development. Nothing has come to management's attention that would lead management to believe substantial changes need to be made to the underlying assumptions.

Great Plains did not have any write-off of acquired in-process research and development in fiscal 1999 or fiscal 1997. See Note 2 of Notes to Consolidated Financial Statements.

OTHER INCOME, NET. Other income, net, consists primarily of earnings from investments and gains or losses from disposal of fixed assets, net of any interest expense. Other income, net increased to $3.6 million for fiscal 1999 from $3.3 million in fiscal 1998 and $0.6 million in fiscal 1997. The increase in other income, net in fiscal 1999 was primarily a result of increased investment earnings due to increased investments as a result of the more than $47 million received from Great Plains' public offering of common stock in March 1999, as well as additional cash resulting from our increased operating income.

The increase in other income, net in fiscal 1998 was primarily a result of increased investment earnings due to increased investments as a result of the more than $50 million received from Great Plains' initial public offering of common stock in June 1997, as well as additional cash resulting from our increased operating income.

PROVISION FOR INCOME TAXES. Provision for income taxes was $8.5 million, $3.2 million and $2.2 million for fiscal 1999, 1998 and 1997, respectively. In fiscal 1999 and 1998, the provision for income taxes was 40% and 42%, respectively, of income before income taxes, which represents an increase from the fiscal 1997 annual effective income tax rate of 38%. See Note 10 of Notes to Consolidated Financial Statements.

SELECTED QUARTERLY OPERATING RESULTS

The following table sets forth certain unaudited consolidated financial information for each of the four quarters in Great Plains' fiscal years ended May 31, 1999, and May 31, 1998. In management's opinion, this unaudited quarterly information has been prepared on the same basis as the audited consolidated financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the quarters presented when read in conjunction with the audited consolidated financial statements and notes thereto included elsewhere in this document. Great Plains believes that quarter-to-quarter comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

     (Dollars in thousands)
 -----------------------------------------------------------------------------------------------------------------------------
                                MAY 31,     FEB. 28,     NOV. 30,    AUG. 31,    MAY 31,    FEB. 28,    NOV. 30,    AUG. 31,
 THREE MONTHS ENDED              1999        1999         1998        1998        1998       1998        1997        1997
 -----------------------------------------------------------------------------------------------------------------------------

 Revenues:

   License                    $  23,883   $   21,247   $  18,441    $ 16,114    $ 16,516    $ 13,816    $ 12,282    $  10,335

   Service                       16,244       14,597      13,366      11,015       9,716       8,791       7,763        6,439
 -----------------------------------------------------------------------------------------------------------------------------

     Total revenues              40,127       35,844      31,807      27,129      26,232      22,607      20,045       16,774

 Cost of revenues:

   License                        5,314        5,388       4,657       3,996       3,364       3,266       2,654        1,935

   Service                        5,716        4,910       4,148       3,576       3,635       2,723       2,511        2,251
 -----------------------------------------------------------------------------------------------------------------------------

     Total cost of revenues      11,030       10,298       8,805       7,572       6,999       5,989       5,165        4,186
 -----------------------------------------------------------------------------------------------------------------------------

     Gross profit                29,097       25,546      23,002      19,557      19,233      16,618      14,880       12,588

 Operating expenses:

   Sales and marketing           14,311       12,398      11,740       9,533       9,311       8,416       7,709        6,199

   Research and development       5,732        5,320       4,858       4,517       3,868       3,030       3,011        2,676

   General and
   administrative                 3,208        3,018       2,336       2,518       1,946       2,086       1,662        1,894

   Acquired in-process
   research and development                                                        7,136
 -----------------------------------------------------------------------------------------------------------------------------

     Total operating
     expenses                    23,251       20,736      18,934      16,568      22,261      13,532      12,382       10,769
 -----------------------------------------------------------------------------------------------------------------------------

 Operating income (loss)          5,846        4,810       4,068       2,989     (3,028)       3,086       2,498        1,819

 Other income, net                1,450          794         699         649         593         878       1,067          736
 -----------------------------------------------------------------------------------------------------------------------------

   Income (loss) before
   income taxes                   7,296        5,604       4,767       3,638     (2,435)       3,964       3,565        2,555

 Income tax provision
 (benefit)                        2,917        2,242       1,907       1,454       (832)       1,587       1,426        1,022
 -----------------------------------------------------------------------------------------------------------------------------

 Net income (loss)            $   4,379        3,362       2,860    $  2,184    $(1,603)    $  2,377    $  2,139    $   1,533
                       -------------------------------------------------------------------------------------------------------
                       -------------------------------------------------------------------------------------------------------

Great Plains' quarterly revenues and operating results have varied significantly in the past and are likely to vary substantially from quarter to quarter in the future. Such fluctuations may result in volatility in the price of Great Plains' common stock. Great Plains establishes its expenditure levels based on its expectations as to future revenue, and, if revenue levels are below expectations, expenses can be disproportionately high. As a result, a drop in near-term demand for Great Plains' products could significantly affect both revenues and profits in any quarter. In the future, Great Plains' operating results may fluctuate for this reason or as a result of a number of other factors, including increased expenses, timing of product releases, increased competition, variations in the mix of sales, announcements of new products by Great Plains or our competitors, and capital spending patterns of Great Plains' customers.

Great Plains' business has experienced and may continue to experience seasonality. In recent years, due to a number of factors, including the timing of product releases and sales incentive programs, Great Plains has recognized a greater percentage of our revenue and operating income in our fourth fiscal quarter than in any of the first three quarters. Moreover, due to fiscal year-end sales incentive programs, Great Plains has historically recognized less revenue and operating income in our first fiscal quarter than in the other quarters.

As a result of these factors, there can be no assurance that Great Plains will be able to maintain profitability on a quarterly basis.

LIQUIDITY AND CAPITAL RESOURCES

Great Plains has historically funded operations primarily through cash provided by operations and the sale of equity securities. Currently, Great Plains meets its working capital needs and capital equipment needs with cash provided by operations.

Cash provided by operating activities was $24.6 million, $17.6 million, and $10.3 million for fiscal 1999, 1998 and 1997, respectively. The increase in cash provided by operations in fiscal 1999 was primarily due to revenue growth and increased profits from Great Plains' operations as well as increases in deferred revenues of $8.8 million, increase in accounts payable and accrued expenses of $8.9 million offset by a $3.3 million reduction in income taxes payable and a $3.8 million increase in accounts receivable. The increase in cash provided by operations for fiscal 1998 was due primarily to cash provided by the following: improved profitability of Great Plains' operations, the $7.1 million non-cash charge for acquired in-process research and development, an increase in accounts payable and accrued expenses of $4.4 million, an increase in deferred revenues of $3.9 million and an increase in income taxes payable of $3.8 million. Cash generated from operations was offset primarily by a $5.2 million increase in deferred tax assets and a $2.6 million increase in accounts receivable.

Great Plains' investing activities used cash of $65.8 million, $63.8 million, and $7.1 million for fiscal 1999, 1998, and 1997, respectively. The principal use of cash in investing activities for fiscal 1999 and 1998 was approximately $47 million and approximately $50 million for the purchase of investments following Great Plains' second public offering and initial public offering of common stock, respectively. Investing activities in fiscal 1999 also included cash used of approximately $14.7 million for the purchase of property and equipment to support our growth as well as the need to furnish the new building that we will be moving into late in the first quarter of fiscal 2000. Investing activities in fiscal 1998 also included cash used of approximately $11.9 million for two acquisitions completed in the fourth quarter of fiscal 1998. In addition, investing activities for fiscal 1998 included increased capital expenditures related to the acquisition of computer equipment and furniture required to support expansion of our operations. Investing activities in fiscal 1997 primarily consisted of increased capital expenditures related to the acquisition of computer equipment and furniture required to support expansion of our operations as well as the purchase of investments.

Great Plains' financing activities provided cash of $50.0 million, $52.2 million, and $0.7 million during fiscal 1999, 1998 and 1997, respectively. For fiscal 1999, cash of $50.0 million was provided from financing activities primarily from $47.2 million from the sale of Great Plains common stock in a public offering in March 1999 and proceeds received from stock options that were exercised during the year. For fiscal 1998, cash of $52.2 million was provided from financing activities primarily from $50.2 million from the sale of Great Plains common stock in an initial public offering and proceeds received from the exercise of stock options. For fiscal 1997, cash of $0.7 million was provided from financing activities which consisted primarily of proceeds received from the exercise of stock options offset in part by payments on capital lease obligations and notes payable.

Great Plains' sources of liquidity at May 31, 1999, consisted principally of cash, cash equivalents and investments of $123.7 million. Great Plains also has a $10.0 million revolving line of credit facility with a bank. The line of credit expires November 1999, and borrowings made thereunder are subject to certain covenants. No amounts were outstanding under the line of credit at May 31, 1999. See Note 8 of Notes to Consolidated Financial Statements. Great Plains believes that its existing cash, cash equivalents and investments, cash generated from operations and the amounts available under the line of credit will be sufficient to fund its operations for the foreseeable future.

YEAR 2000

Many currently installed computer systems and software are coded to accept only two-digit entries in the date code fields. These date code fields will need to accept four-digit entries to distinguish 21st century dates from 20th century dates. This problem could result in system failures or miscalculations causing disruptions of business operations (including, among other things, a temporary inability to process transactions, send invoices or engage in other similar business activities). As a result, many companies' computer systems and software will need to be upgraded or replaced to comply with Year 2000 requirements. The potential global impact of the Year 2000 problem is not known. If Year 2000 problems are not corrected in a timely manner, they could affect Great Plains, and the U.S. and world economy generally.

All of Great Plains' current products are Year 2000 compliant. Great Plains platform products have been Year 2000 compliant since their initial introduction, as are Versions 8 and 9 of the heritage product. Great Plains is currently offering our heritage product customers a free Year 2000 compliant upgrade for prior versions of the heritage product. Even though Great Plains' current products are Year 2000 compliant, there can be no assurance that midmarket businesses will have sufficient resources available for the acquisition of new systems from us because they may be diverting resources to fix internal systems that are not Year 2000 compliant.

Great Plains has formed a project team (consisting of representatives from our information technology, finance, manufacturing, product development, sales, marketing and legal departments) to address other internal and external Year 2000 issues. Our internal financial, manufacturing and other computer systems are being reviewed to assess and remediate Year 2000 problems. Our assessment of internal systems includes our information technology as well as other systems that contain embedded technology in manufacturing or process control equipment containing microprocessors or other similar circuitry. Our Year 2000 compliance program includes the following phases:

-  identifying systems that need to be modified or replaced;
- carrying out remediation work to modify existing systems or convert to new systems; and
- conducting validation testing of systems and applications to ensure compliance. Great Plains is currently completing the second phase of this program.

The amount of remediation work required to address Year 2000 problems is not expected to be extensive. We have replaced certain financial and operational systems in the last several years, and management believes that the new equipment and software substantially addresses Year 2000 issues. However, we will be required to modify some of our existing hardware and software for our computer systems to function properly in the Year 2000 and thereafter. We have substantially completed our Year 2000 compliance program for all of our significant internal systems as of May 31, 1999.

In addition, Great Plains has received assurances from our major suppliers that they are addressing the Year 2000 issue, and that products purchased by us from such suppliers will function properly in the Year 2000. However, it is impossible to fully assess the potential consequences in the event service interruptions from suppliers occur or in the event that there are disruptions in such infrastructure areas as utilities, communications, transportation, banking and government.

The total estimated cost for resolving Great Plains' Year 2000 issues is approximately $100,000, of which approximately $75,000 has been spent through May 31, 1999. The total cost estimate includes the cost of replacing non-compliant systems as a remediation cost in cases where we have accelerated plans to replace such systems. Estimates of Year 2000 costs are based on numerous assumptions, and there can be no assurance that the estimates are correct or that actual costs will not be materially greater than anticipated.

Based on assessments to date, Great Plains believes it will not experience any material disruption as a result of Year 2000 problems in internal manufacturing processes, information processing or interface with major customers, or with processing orders and billing. However, if certain critical third-party providers, such as those providers supplying electricity, water or telephone service, experience difficulties resulting in disruption of service to Great Plains, a shutdown of Great Plains' operations at individual facilities could occur for the duration of the disruption. Great Plains has developed a contingency plan to provide for continuity of processing in the event of various problem scenarios. Assuming no major disruption in service from utility companies or other critical third-party providers, we believe that we will be able to manage our total Year 2000 transition without any material effect on our results of operations or financial condition.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." See Note 1 of Notes to Consolidated Financial Statements included in "Item 8 -- Consolidated Financial Statements and Supplementary Data."

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------

Great Plains does not have operations subject to risks of material foreign currency fluctuations, nor does it use derivative financial instruments in our operations or investment portfolio. Great Plains places our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. We do not expect any material loss with respect to our investment portfolio or exposure to market risks associated with interest rates.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
--------------------------------------------------------------------------------


                                     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                                  PAGE
                                                                                                                  ----
Financial Statements:

     Report of Independent Accountants..............................................................................32

     Consolidated Balance Sheet as of May 31, 1999 and 1998.........................................................33

     Consolidated Statement of Income for the three fiscal years ended May 31, 1999.................................34

     Consolidated Statement of Stockholders' Equity for the three fiscal years ended May 31, 1999...................35

     Consolidated Statement of Cash Flows for the three fiscal years ended May 31, 1999.............................36

     Notes to Consolidated Financial Statements.....................................................................37

Financial Statement Schedule:

     For the three years ended May 31, 1999
       Schedule II -- Schedule of Valuation and Qualifying Accounts.................................................55


REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
and Stockholders of
Great Plains Software, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Great Plains Software, Inc. and its subsidiaries at May 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1999, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP


PricewaterhouseCoopers LLP
Minneapolis, Minnesota
June 25, 1999

                                                    GREAT PLAINS SOFTWARE, INC.

                                                    CONSOLIDATED BALANCE SHEET
                                                      (DOLLARS IN THOUSANDS)

                                                                                                    MAY 31,
----------------------------------------------------------------------------------------------------------------
       ASSETS                                                                                  1999         1998

Current assets:
   Cash and cash equivalents                                                            $    26,983  $    18,197
   Investments                                                                               96,700       48,721
   Accounts receivable, net                                                                  12,593        8,790
   Inventories                                                                                  746          542
   Prepaid expenses and other assets                                                          6,340        2,914
   Deferred income tax assets                                                                 5,542        4,630
                                                                                        -----------  -----------
       Total current assets                                                                 148,904       83,794

Property and equipment, net                                                                  19,126        8,501
Goodwill and other intangibles, net                                                           3,838        4,946
Deferred income tax assets                                                                    3,091        3,318
Other assets                                                                                  5,293        2,286
                                                                                        -----------  -----------
       Total assets                                                                     $   180,252  $   102,845
                                                                                        -----------  -----------
                                                                                        -----------  -----------

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                     $     8,392  $     4,135
   Accrued expenses                                                                          11,590        6,941
   Income tax payable                                                                             -        3,257
   Salaries and wages payable                                                                 1,031          836
   Commissions payable                                                                        2,053        2,668
   Deferred revenues                                                                         23,884       15,133
                                                                                        -----------  -----------
       Total current liabilities                                                             46,950       32,970

Deferred income tax liabilities                                                                 109          204
                                                                                        -----------  -----------
       Total liabilities                                                                     47,059       33,174

Commitments and contingencies (Note 9)

Stockholders' equity:
   Common stock, par value $.01 per share:  100,000,000 shares authorized,
     15,362,820 shares and 13,720,920 shares issued and outstanding, respectively               154          137
   Additional paid-in capital                                                               118,683       67,801
   Accumulated other comprehensive loss                                                        (162)           -
   Retained earnings                                                                         14,518        1,733
                                                                                        -----------  -----------
       Total stockholders' equity                                                           133,193       69,671
                                                                                        -----------  -----------
       Total liabilities and stockholders' equity                                       $   180,252  $   102,845
                                                                                        -----------  -----------
                                                                                        -----------  -----------


               See accompanying notes to the consolidated financial statements.

                           GREAT PLAINS SOFTWARE, INC.

                        CONSOLIDATED STATEMENT OF INCOME
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                       YEAR ENDED MAY 31,
----------------------------------------------------------------------------------------------------------------
                                                                              1999           1998           1997
Revenues:
   License                                                           $      79,685  $      52,949  $      35,919
   Service                                                                  55,222         32,710         21,201
                                                                     -------------  -------------  -------------
       Total revenues                                                      134,907         85,659         57,120
                                                                     -------------  -------------  -------------

Cost of revenues:
   License                                                                  19,355         11,220          6,362
   Service                                                                  18,350         11,118          8,260
                                                                     -------------  -------------  -------------
       Total cost of revenues                                               37,705         22,338         14,622
                                                                     -------------  -------------  -------------

       Gross profit                                                         97,202         63,321         42,498

Operating expenses:
   Sales and marketing                                                      47,982         31,636         21,935
   Research and development                                                 20,427         12,586          9,678
   General and administrative                                               11,080          7,587          5,592
   Acquired in-process research and development                                  -          7,136              -
                                                                     -------------  -------------  -------------
       Total operating expenses                                             79,489         58,945         37,205
                                                                     -------------  -------------  -------------

Operating income                                                            17,713          4,376          5,293
Interest expense                                                                (3)            (2)           (98)
Other income, net                                                            3,595          3,276            656
                                                                     -------------  -------------  -------------
       Income before income taxes                                           21,305          7,650          5,851

Income tax provision                                                         8,520          3,203          2,207
                                                                     -------------  -------------  -------------
       Net income                                                    $      12,785  $       4,447  $       3,644
                                                                     -------------  -------------  -------------
                                                                     -------------  -------------  -------------

Income (loss) per common share:
   Basic                                                             $        0.90  $        0.33  $      (1.78)
                                                                     -------------  -------------  -------------
                                                                     -------------  -------------  -------------

   Diluted                                                           $        0.86  $        0.32  $        0.36
                                                                     -------------  -------------  -------------
                                                                     -------------  -------------  -------------

Shares used in computing income (loss) per common share:
   Basic                                                                14,231,102     13,381,414      7,629,460
                                                                     -------------  -------------  -------------
                                                                     -------------  -------------  -------------

   Diluted                                                              14,872,579     14,089,092     10,003,349
                                                                     -------------  -------------  -------------
                                                                     -------------  -------------  -------------


               See accompanying notes to the consolidated financial statements.

                                          GREAT PLAINS SOFTWARE, INC.

                                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                            SERIES A PREFERRED        COMMON STOCK                                ACCUMULATED
                            ------------------        ------------        ADDITIONAL  RETAINED       OTHER
                                                                           PAID-IN    EARNINGS   COMPREHENSIVE         COMPREHENSIVE
                            SHARES     AMOUNT       SHARES      AMOUNT     CAPITAL    (DEFICIT)       LOSS      TOTAL      INCOME
Balance May 31, 1996         225,000    $ 199       7,359,765     $ 74    $  1,273    $ (6,358)               $ (4,812)
   Exercise of stock                                  732,447        7       1,544                               1,551
       options
   Net repurchases of                                 (11,877)                 (54)                                (54)
       common stock
   Increase of carrying
       value of mandatorily
       redeemable preferred
       stock                                                               (17,196)                            (17,196)
   Tax benefit from
       stockholder transaction                                                 590                                 590
    Net income                                                                           3,644                   3,644    $  3,644
                           ---------------------------------------------------------------------------------------------------------

Balance May 31, 1997         225,000    $ 199       8,080,335       81     (13,843)     (2,714)                (16,277)      3,644
                                                                                                                         -----------
                                                                                                                         -----------
  Sale of common
      stock, net                                    3,450,000       34      50,209                              50,243
  Exercise of stock
      options                                         286,708        3       1,900                               1,903
  Conversion of
      preferred stock       (225,000)    (199)      1,847,627       18      28,878                              28,697
      to common stock

  Tax benefit from
       stockholder
       transactions                                                            586                                 586
  Stock issued for business
      Combination                                      56,250        1          71                                  72
  Net income                                                                             4,447                   4,447       4,447
                           ---------------------------------------------------------------------------------------------------------

Balance May 31, 1998                               13,720,920      137      67,801       1,733                  69,671       4,447
                                                                                                                         -----------
                                                                                                                         -----------
   Sale of common
       stock, net                                   1,318,325       13      47,165                              47,178
   Exercise of stock
       options                                        218,534        3       2,804                               2,807
   Tax benefit from
       stockholder transactions                                                978                                 978
   Stock issued for
       business combination                           105,041        1         (65)                                (64)
   Translation adjustment                                                                               (81)       (81)        (81)
   Unrealized loss on investments                                                                       (81)       (81)        (81)
   Net income                                                                           12,785                  12,785      12,785
                           ---------------------------------------------------------------------------------------------------------

Balance May 31, 1999                $              15,362,820     $154    $118,683     $14,518      $  (162)  $133,193    $ 12,623
                           ---------------------------------------------------------------------------------------------------------
                           ---------------------------------------------------------------------------------------------------------


               See accompanying notes to the consolidated financial statements.

                                                GREAT PLAINS SOFTWARE, INC.

                                            CONSOLIDATED STATEMENT OF CASH FLOWS
                                                   (DOLLARS IN THOUSANDS)

                                                                                       YEAR ENDED  MAY 31,
------------------------------------------------------------------------------------------------------------------
                                                                                  1999         1998         1997

Cash flows from operating activities:
   Net income                                                               $   12,785   $    4,447   $    3,644
   Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation and amortization                                              5,147        2,863        2,155
      Acquired in-process research and development                                   -        7,136            -
      Deferred income tax expense                                                 (780)      (5,211)       2,207
      Changes in operating assets and liabilities excluding
       effect of business combinations:
        Accounts receivable                                                     (3,803)      (2,603)        (256)
        Inventories                                                               (204)          25         (113)
        Prepaid expenses and other assets                                       (2,512)      (1,601)        (557)
        Accounts payable and accrued expenses                                    8,906        4,391         (141)
        Income taxes payable                                                    (3,257)       3,843            -
        Salaries, wages and commissions payable                                   (420)         391        1,933
        Deferred revenue                                                         8,751        3,947        1,430
                                                                           -----------  -----------  -----------
             Net cash provided by operating activities                          24,613       17,628       10,302
                                                                           -----------  -----------  -----------

Cash flows from investing activities:
   Purchases of property and equipment                                         (14,744)      (5,265)      (2,778)
   Purchases of businesses                                                           -      (11,870)           -
   Purchase of investments                                                    (384,089)    (714,104)      (4,892)
   Proceeds from investments                                                   336,028      669,525          750
   Purchase of other assets                                                     (3,007)      (2,036)        (188)
                                                                           -----------  -----------  -----------
             Net cash used by investment activities                            (65,812)     (63,750)      (7,108)
                                                                           -----------  -----------  -----------

Cash flows from financing activities:
   Principal payments on notes payable and long-term debt                            -            -         (599)
   Exercise of stock options                                                     2,807        1,903        1,551
   Principal payments on capital lease obligations                                   -            -         (247)
   Repurchases of common stock                                                       -            -          (54)
   Proceeds from issuance of common stock, net                                  47,178       50,315            -
                                                                           -----------  -----------  -----------
             Net cash provided by financing activities                          49,985       52,218          651
                                                                           -----------  -----------  -----------

Increase in cash and cash equivalents                                            8,786        6,096        3,845
Cash and cash equivalents at beginning of period                                18,197       12,101        8,256
                                                                           -----------  -----------  -----------
Cash and cash equivalents at end of period                                 $    26,983  $    18,197  $    12,101
                                                                           -----------  -----------  -----------
                                                                           -----------  -----------  -----------

Supplemental cash flow information:
   Interest paid                                                           $         3  $         2  $        68
   Income taxes paid                                                       $    11,475  $     4,005  $        83
   Noncash tax benefit from stockholder transactions                       $       978  $       586  $       590


               See accompanying notes to the consolidated financial statements.

                           GREAT PLAINS SOFTWARE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.     BUSINESS INFORMATION AND SIGNIFICANT ACCOUNTING POLICIES

       BUSINESS INFORMATION
         Great Plains Software, Inc. (NASDAQ: GPSI) provides fully integrated front office/back office business management solutions for the midmarket. These include financial, distribution, enterprise reporting, project accounting, electronic business, human resources and payroll, manufacturing, service management, sales and marketing, and customer service and support applications. Our solutions are sold and implemented by a unique worldwide network of independent partner organizations that share the Company's commitment to lasting customer relationships.

       SIGNIFICANT ACCOUNTING POLICIES

         CONSOLIDATION POLICY AND FOREIGN CURRENCY TRANSLATIONS

         The consolidated financial statements include the accounts of the Company and its subsidiaries in Canada, the United Kingdom, Scandinavia, South Africa, Singapore, Australia and the Philippines. All significant intercompany accounts and transactions have been eliminated in consolidation. Essentially all assets and liabilities are translated to U.S. dollars at year-end exchange rates, while elements of the income statement are translated at average exchange rates in effect during the year. The functional currency of the subsidiaries is the local currency. Therefore, all translation gains and losses resulting from fluctuations in currency exchange rates of these subsidiaries are recorded as a component of accumulated other comprehensive loss in equity.


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


         CONCENTRATION OF CREDIT RISK

         Financial instruments that potentially subject the Company to credit risk consist primarily of cash, cash equivalents, investments and accounts receivable. The Company grants credit to customers in the ordinary course of business. No single customer or region represents a significant concentration of credit risk. The Company invests its cash with high quality financial institutions.


         CASH AND CASH EQUIVALENTS

         Cash and cash equivalents consist of cash and highly liquid investments with original maturities of three months or less and which are readily convertible to cash.

                           GREAT PLAINS SOFTWARE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    BUSINESS INFORMATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         INVESTMENTS

         Investments in debt securities that are not cash equivalents have been designated as available for sale. Those securities, which consist of various high rated governmental securities and corporate commercial paper, are reported at fair value, with net unrealized gains and losses included in stockholders' equity. The unrealized loss, net of income tax, was $81,000 at May 31, 1999. The maturities of the of the debt securities range from 1999 to 2000.

         INVENTORIES

         Inventories consisting of media, training materials and packaging supplies are stated at lower of cost or market, with cost determined on a first-in, first-out ("FIFO") basis.


         INCOME TAXES

         Income taxes are accounted for under the liability method in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes." Under the liability method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities.


         PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. Major improvements are capitalized while maintenance and repairs are expensed currently. Depreciation is computed using the straight-line method based on estimated useful lives of three to five years for computer equipment and five to ten years for furniture, fixtures and equipment. Leasehold improvements are amortized over the lesser of the terms of the related leases or estimated useful life. Purchased computer software, which is used internally, is amortized over a period of three to five years using the straight-line method. Amortization expense is included with depreciation expense in the consolidated statement of cash flows.


         INTANGIBLE ASSETS AND GOODWILL

         Amortization of intangible assets and goodwill is recorded on a straight line basis over their estimated useful lives ranging from four to seven years. The recoverability of unamortized intangible assets and goodwill is assessed on an ongoing basis by comparing anticipated undiscounted cash flows to net book value.


         REVENUE RECOGNITION AND DEFERRED REVENUE

         Software license revenues are recognized upon shipment less a reserve for estimated future returns. Revenues from support and maintenance service contracts are recorded as deferred revenues when billed and recognized ratably over the contract period. Other service revenues such as training and consulting services are recognized as the services are performed. The Company, in its discretion, may allow customers to return products for a short period of time following the sale. The Company provides an allowance for these anticipated returns based upon its historical experience of returns for similar products. These amounts are recorded as an offset to license revenues. Statement of Position 97-2 ("SOP 97-2"), "Software Revenue Recognition," is effective in fiscal 1999 and was adopted by the Company on June 1, 1998. The adoption of SOP 97-2 did not have a material effect on the timing of the Company's revenue recognition or cause changes to its revenue recognition policies.

                           GREAT PLAINS SOFTWARE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       BUSINESS INFORMATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         ADVERTISING

         The Company accrues, at the time of sale, an estimated liability for qualified advertising expenses incurred by partner organizations for which the Company has agreed to reimburse such parties as part of a cooperative advertising program. Other advertising costs are expensed as incurred. Advertising expense was approximately $7,638,000, $3,731,000, and $1,990,000 for the years ended May 31, 1999, 1998 and 1997, respectively.


         RESEARCH AND DEVELOPMENT

         Expenditures for software development costs and research are expensed as incurred. Such costs are required to be expensed until the point that technological feasibility is established. The period between achieving technological feasibility and the general availability of such software has been short. Consequently, costs otherwise capitalizable after technological feasibility is achieved are generally expensed because they are insignificant.


         EARNINGS PER SHARE

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share." SFAS No. 128 requires dual presentation of basic and diluted earnings per share for entities with complex capital structures. Basic earnings per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform with the provisions of SFAS No. 128.

                           GREAT PLAINS SOFTWARE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 1.    BUSINESS INFORMATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         The following table sets forth the computation of basic and diluted net income per share (dollars in thousands, except share and per share amounts):

                                                                         FOR THE YEAR ENDED MAY 31,
         -------------------------------------------------------------------------------------------------------
                                                                         1999              1998             1997
       Basic earnings per share computation:
       Net income                                             $        12,785   $         4,447  $         3,644
       Increase to carrying value of mandatorily
         redeemable preferred stock                                         -                 -          (17,196)
                                                              ---------------   ---------------  ---------------
       Net income available to common stockholders            $        12,785   $         4,447  $       (13,552)
                                                              ---------------   ---------------  ---------------
                                                              ---------------   ---------------  ---------------

       Weighted average common shares                              14,231,102        13,381,414        7,629,460
                                                              ---------------   ---------------  ---------------
                                                              ---------------   ---------------  ---------------

       Basic net income per share                             $          0.90   $          0.33  $         (1.78)
                                                              ---------------   ---------------  ---------------
                                                              ---------------   ---------------  ---------------

       Diluted earnings per share computation:
       Net income                                             $        12,785   $         4,447  $         3,644

       Shares calculation:
       Weighted average number of common shares                    14,231,102        13,381,414        7,629,460
       Weighted average of assumed conversion of
         mandatorily redeemable preferred stock                             -                 -        1,847,627
       Effect of dilutive stock options                               641,477           707,678          526,262
                                                              ---------------   ---------------  ---------------
                                                                   14,872,579        14,089,092       10,003,349
                                                              ---------------   ---------------  ---------------
                                                              ---------------   ---------------  ---------------
       Diluted net income per share                           $          0.86   $          0.32  $          0.36
                                                              ---------------   ---------------  ---------------
                                                              ---------------   ---------------  ---------------

         COMPREHENSIVE INCOME

         On June 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting of Comprehensive Income." Comprehensive income for the Company includes net income, the effects of currency translation which are charged or credited to the cumulative translation adjustment account within stockholder's equity, and the unrealized gain/loss on investments available for sale which is recorded within stockholders' equity. Comprehensive income for all periods presented is included in the Consolidated Statement of Stockholders' Equity.


         RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board issued Statement No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." This standard establishes accounting and reporting standards for derivative instruments and hedging activities. The Company must adopt this standard no later than June 1, 2001. Management believes the adoption of SFAS No. 133 will not have a material effect on the Company's financial statements.

                           GREAT PLAINS SOFTWARE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.    BUSINESS COMBINATIONS

           On April 30, 1999, the Company received all of the outstanding capital stock of Match Data Systems, Inc., a software provider of project accounting solutions, in a transaction that was accounted for as a pooling of interests. To affect the business combination, the Company issued a combination of 159,618 shares and options of the Company's common stock. Financial data for the periods prior to the closing of this transaction has not been restated because neither the net assets nor operating results were material to the Company's consolidated financial statements. The Company's consolidated financial statements include the results of Match Data Systems, Inc. since May 1, 1999.

           On April 20, 1998, the Company acquired certain assets and assumed certain liabilities of ICONtrol, Inc., a software provider of manufacturing and human resource solutions. The purchase price was paid in cash and totaled $7,536,000.

           The acquisition was accounted for as a purchase and accordingly, the net assets acquired were recorded at their estimated fair values at the effective date of the acquisition. The allocation included $5,456,000 to in-process research and development, $1,935,000 to intangible assets and $145,000 to the fair value of net tangible assets.

           The $5,456,000 related to acquired in-process research and development, as determined by an independent third party appraisal, was charged against income in fiscal 1998 as the underlying research and development projects had not yet reached technological feasibility. The Company's consolidated financial statements include the results of ICONtrol since date of acquisition.

           The following table presents the consolidated results of operations on an unaudited pro forma basis as if the acquisition of ICONtrol had taken place at the beginning of each year (dollars in thousands):

                                                                                                  MAY 31,
                                                                                        -------------------------
                                                                                            1998            1997
       Net revenues                                                                     $   88,060    $   59,405

       Net income                                                                       $    7,367    $      138

       Pro forma net income per share (diluted)                                         $     0.53    $     0.01

       Reported net income per share before acquisition related charges                 $     0.63    $     0.36


           The one time charge for acquired in-process research and development is not reflected in the pro forma results presented above. The unaudited pro forma results of operations are for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition occurred at the beginning of the periods presented or the results which may occur in the future.

                           GREAT PLAINS SOFTWARE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.    BUSINESS COMBINATIONS (CONTINUED)

         On May 1, 1998, the Company acquired certain assets and assumed certain liabilities of Telenor Financial Systems, a software provider of sophisticated multinational consolidations and budgeting solutions. The purchase price was paid in cash and totaled $4,406,000. The acquisition was accounted for as a purchase and accordingly, the net assets acquired were recorded at their estimated fair values at the effective date of the acquisition. The allocation included $1,680,000 to in-process research and development, $990,000 to intangible assets, $1,681,000 to goodwill and $55,000 to the fair value of net tangible assets.

         The $1,680,000 related to acquired in-process research and development, as determined by an independent third party appraisal, was charged against income in fiscal 1998 as the underlying research and development projects had not yet reached technological feasibility. The Company's consolidated financial statements include the results of Telenor Financial Systems from May 1, 1998. The results of operations prior to May 1, 1998, were not material to the consolidated financial statements; accordingly, pro forma financial disclosures are not presented.

         The application of purchase accounting to the acquisitions described above was based on independent third-party appraisals using valuation techniques commonly applied to attribute fair value to acquired assets. The appraisals incorporated management's best estimates for future revenue and profitability from products in the process of development at the time of acquisition. As is the case with all projections of future events, actual results could differ. Additionally, the SEC has challenged valuations incorporating in-process research and development. If the assumptions or valuation methods used were changed, the Company's financial statements would be affected because allocations to in-process research and development, which have been expensed, would be reallocated to intangible assets which require amortization against income in future periods.

         In September 1997, the Company received all of the outstanding capital stock of its Singapore distributor in a transaction that was accounted for as a pooling of interests. To effect the business combination, the Company issued 56,250 shares of the Company's common stock. Financial data for the periods prior to the closing of this transaction have not been restated because neither the net assets nor operating results were material to the Company's consolidated financial statements. The Company's consolidated financial statements include the results of the Singapore distributor since September 1, 1997.


3.   ACCOUNTS RECEIVABLE

         Accounts receivable, net of allowances, consist of the following (dollars in thousands):

                                                                                                  MAY 31,
                                                                                        ------------------------
                                                                                              1999        1998
                  Gross accounts receivable                                             $     18,280  $   13,472
                  Less allowance for returns and doubtful accounts                            (5,687)     (4,682)
                                                                                        ------------  ----------
                                                                                        $     12,593  $    8,790
                                                                                        ------------  ----------
                                                                                        ------------  ----------

                           GREAT PLAINS SOFTWARE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.     PROPERTY AND EQUIPMENT

         Property and equipment consists of the following (dollars in thousands):

                                                                                                  MAY 31,
                                                                                        ------------------------
                                                                                              1999         1998
                  Furniture and fixtures                                                $     7,239  $     2,416
                  Computers and equipment                                                    23,520       15,685
                  Leasehold improvements                                                        943          369
                  Purchased software for internal use                                         2,632        1,675
                                                                                        -----------  -----------
                                                                                             34,334       20,145
                  Less accumulated depreciation and amortization                            (15,208)     (11,644)
                                                                                        -----------  -----------
                                                                                        $    19,126  $     8,501
                                                                                        -----------  -----------
                                                                                        -----------  -----------

         Depreciation expense for the years ended May 31, 1999, 1998, 1997, was $4,069,000, $2,676,000, and $2,038,000, respectively.


5.     GOODWILL AND OTHER INTANGIBLES

         Goodwill and other intangibles consist of the following (dollars in thousands):

                                                                                                MAY 31,
                                                                                       ------------------------
                                                                                         1999             1998
                  Goodwill                                                              $2,308           $2,354
                  Other intangibles                                                      2,925            2,925
                                                                                       -------           ------
                                                                                         5,233            5,279
                  Less accumulated amortization                                         (1,395)            (333)
                                                                                       -------           ------
                                                                                       $ 3,838           $4,946
                                                                                       -------           ------
                                                                                       -------           ------

         Amortization expense for the years ended May 31, 1999, 1998 and 1997 was $1,078,000, $187,000, and $117,000, respectively.


6.     ACCRUED EXPENSES

         Accrued expenses consist of the following (dollars in thousands):

                                                                                                   MAY 31,
                                                                                        ------------------------
                                                                                              1999        1998
                  Accrued vacation payable                                              $     2,473  $     1,882
                  Coop advertising accrual                                                    2,074        1,390
                  Other                                                                       7,043        3,669
                                                                                        -----------  -----------
                                                                                        $    11,590  $     6,941
                                                                                        -----------  -----------
                                                                                        -----------  -----------

                           GREAT PLAINS SOFTWARE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.        OTHER INCOME, NET

           Other income, net consists of the following (dollars in thousands):

                                                                                           MAY 31,
                                                                           -------------------------------------
                                                                                  1999         1998         1997
                  Interest income                                          $     3,998  $     3,508  $       540
                  Other                                                           (403)        (232)         116
                                                                           -----------  -----------  -----------
                                                                           $     3,595  $     3,276  $       656
                                                                           -----------  -----------  -----------
                                                                           -----------  -----------  -----------

8.     LINE OF CREDIT

         The Company has a $10,000,000 revolving line of credit facility with a bank that provides for interest at prime. Substantially all of the Company's assets are pledged as collateral on the line of credit, which expires in November 1999, and is subject to certain covenants, all of which had been complied with at May 31, 1999. There were no amounts outstanding at May 31, 1999 or 1998.


9.     COMMITMENTS AND CONTINGENCIES

       LEASE OBLIGATIONS

         Rental expense incurred for operating leases of office facilities and office equipment was approximately $1,706,000 in 1999, $1,054,000 in 1998 and $866,000 in 1997. Future minimum rental payments as of May 31, 1999, for noncancelable operating leases with initial or remaining terms in excess of one year are payable as follows: fiscal 2000 - $3,413,000, fiscal 2001 - $3,154,000, fiscal 2002 - $2,889,000 and fiscal 2003 -
       $2,454,000 and fiscal 2004 - $2,303,000.


       LITIGATION

         The Company is, from time to time, a party to litigation arising in the normal course of business. Management believes that none of this litigation will have a material adverse effect on the financial position or results of operations or cash flows of the Company.

                           GREAT PLAINS SOFTWARE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.    INCOME TAXES

         Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

         Significant components of the Company's deferred tax liabilities and assets are as follows (dollars in thousands):

                                                                                                  MAY 31,
                                                                                        ------------------------
                                                                                               1999         1998
       Deferred tax liabilities:
         Tax depreciation in excess of financial reporting                              $       109  $       204
                                                                                        -----------  -----------
                Total deferred tax liabilities                                                  109          204
                                                                                        -----------  -----------

       Deferred tax assets:
         Current:
           Accounts receivable allowances                                                     2,086        1,925
           Deferred revenue                                                                     592          507
           Accruals and other                                                                 2,864        2,198
                                                                                        -----------  -----------
                Total current deferred income tax assets                                      5,542        4,630
                                                                                        -----------  -----------

         Long-term:
           Net operating loss of foreign subsidiaries                                           664          606
           Acquired-in-process research and development                                       2,427        2,712
                                                                                        -----------  -----------
                Total long-term deferred income tax assets                                    3,091        3,318
                                                                                        -----------  -----------
                Total net deferred income taxes                                         $     8,524  $     7,744
                                                                                        -----------  -----------
                                                                                        -----------  -----------

       The provision for income taxes is summarized as follows (dollars in thousands):

                                                                                          MAY 31,
                                                                           -------------------------------------
                                                                                  1999         1998         1997
       Current income taxes:
         Federal                                                           $     8,244  $     6,954  $     1,502
         State                                                                   1,056        1,460           38
         Net operating loss carryforward                                             -            -         (950)
                                                                           -----------  -----------  -----------
                                                                                 9,300        8,414          590

       Deferred income taxes:
         Federal                                                                  (683)      (4,560)       1,471
         State                                                                     (97)        (651)         146
                                                                           -----------  -----------  -----------
                                                                                  (780)      (5,211)       1,617
                                                                           -----------  -----------  -----------
                                                                           $     8,520  $     3,203  $     2,207
                                                                           -----------  -----------  -----------
                                                                           -----------  -----------  -----------

                           GREAT PLAINS SOFTWARE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.    INCOME TAXES (CONTINUED)

         The differences between the expected tax provision based on the federal income tax statutory rate and the actual provision for the years presented are summarized as follows (dollars in thousands):

                                                                                          MAY 31,
                                                                           -------------------------------------
                                                                                  1999         1998         1997
              Expected tax provision at statutory rate                     $     7,457  $     2,678  $     1,981
              State income taxes, net of federal tax effect                        633          575          175
              Other                                                                430          (50)          51
                                                                           -----------  -----------  -----------
                  Total                                                    $     8,520  $     3,203  $     2,207
                                                                           -----------  -----------  -----------
                                                                           -----------  -----------  -----------

11.    INCENTIVE STOCK OPTION PLAN

         On May 31, 1999, 1,709,727 shares of common stock had been reserved for issuance or grant under the Company's stock option plans. The options are granted to employees at 100% of the fair market value on the date of grant. The fair market value, rate of exercisability and expiration dates of the options granted are determined by the Board of Directors at the time of grant. Options generally vest ratably over five years from date of grant and expire ten years after grant. Options issued prior to fiscal 1998 vest ratably over five years from date of grant and expire six years after grant.

         The following summary of outstanding options and shares reserved under the Plan is as follows:

                                                                                                      WEIGHTED
                                                                   OPTION          EXPIRATION          AVERAGE
                                                  OPTIONS        PRICE RANGE         DATE           EXERCISE PRICE
                                                 OUTSTANDING      PER SHARE      (FISCAL YEAR)        PER SHARE
                                                 -----------    --------------   ------------         --------
       Outstanding at May 31, 1996                1,329,647    $ 1.96 to $ 6.41    1997 - 2002         $ 3.27
         Granted                                    361,000    $ 6.41 to $ 7.71                        $ 6.65
         Exercised                                 (732,447)   $ 1.96 to $ 6.41                        $ 2.12
         Canceled/expired                           (88,667)   $ 4.16 to $ 6.41                        $ 5.36
                                             --------------

       Outstanding at May 31, 1997                  869,533    $ 2.42 to $ 7.71    1998 - 2003         $ 5.43
         Granted                                    370,110    $16.00 to $37.25                        $19.46
         Exercised                                 (200,641)   $ 2.42 to $ 6.41                        $ 4.06
         Canceled/expired                           (42,087)   $ 3.41 to $37.25                        $ 6.58
                                             --------------

       Outstanding at May 31, 1998                  996,915    $ 2.42 to $37.25    1999 - 2008         $10.85
         Granted                                    453,061    $29.50 to $48.25                        $36.31
         Exercised                                 (152,522)   $ 2.42 to $28.25                        $ 6.28
         Canceled/expired                           (24,672)   $ 6.41 to $48.25                        $25.06
                                             --------------

       Outstanding at May 31, 1999                1,272,782    $3.41  to $48.25    2000 - 2009         $19.46
                                             --------------
                                             --------------


             As of May 31, 1999 there were currently exercisable options outstanding covering 352,478 shares, exercisable at prices ranging from $3.41 to $41.94 per share.

                           GREAT PLAINS SOFTWARE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. INCENTIVE STOCK OPTION PLAN (CONTINUED)

              In fiscal 1997, the Company adopted Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation." As permitted by SFAS No. 123, the Company has elected to continue following the guidance of APB 25 for measurement and recognition of stock-based transactions with employees and adopt the disclosure only provisions of SFAS No. 123. As a result, no compensation expense has been recognized for the awards made in the form of stock options. If the Company had elected to recognize compensation costs for stock-based compensation plans based on the fair value at the grant dates for awards under those plans consistent with the method prescribed by SFAS No. 123, net income and earnings per share would have been changed to the pro forma amounts shown as follows (dollars in thousands, except per share amounts):

                                                                                        YEAR ENDED MAY 31,
                                                                           -------------------------------------
                                                                                 1999          1998         1997
                  Net income:
                     As reported                                           $    12,785  $     4,447  $     3,644
                     Pro forma                                             $    10,597  $     2,826  $     3,508

                  Earnings per share (diluted):
                     As reported                                           $      0.86  $      0.32  $      0.36
                     Pro forma                                             $      0.71  $      0.20  $      0.35

              The fair value of the stock options used to compute pro forma net income and earnings per share disclosures is the present value at grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                                                  1999         1998         1997
                  Expected dividend level                                            0            0            0
                  Expected stock price volatility                                62.6%        58.8%        53.8%
                  Risk free interest rates                                        5.1%         6.0%         6.5%
                  Expected life of options                                  5-10 years   5-10 years      6 years

              The following table summarizes the status of the Company's stock options outstanding as of May 31, 1999:

                                                       STOCK OPTIONS                               STOCK OPTIONS
                                                        OUTSTANDING                                 EXERCISABLE
                                                   ------------------------            --------------------------------
                                               WEIGHTED             WEIGHTED                              WEIGHTED
                                               AVERAGE               AVERAGE                              AVERAGE
             RANGE OF                         REMAINING           EXERCISE PRICE                       EXERCISE PRICE
          EXERCISE PRICE          SHARES   CONTRACTUAL LIFE         PER SHARE           SHARES           PER SHARE
          --------------          ------   ----------------         ---------           ------           ---------
       $  3.41 to $  4.16         71,860     1.4 years               $  4.12            46,121           $   4.10
       $  5.20 to $  7.71        463,130     2.7 years               $  6.42           187,927           $   6.55
       $ 16.00 to $ 23.88        311,658     6.6 years               $ 18.24            77,686           $  17.56
       $ 26.38 to $ 39.25        386,400     9.1 years               $ 34.85            28,744           $  27.70
       $ 41.94 to $ 48.25         39,734     6.4 years               $ 43.16            12,000           $  41.94
                                  ------                                                ------
                               1,272,782                                               352,478
                               ---------                                               -------
                               ---------                                               -------

                           GREAT PLAINS SOFTWARE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.    EMPLOYEE BENEFIT PLAN

           The Company maintains a defined contribution 401(k) Profit Sharing Plan covering substantially all employees. The Company currently matches 25% of each participant's contribution up to 8% of their annual salary, and can make discretionary profit sharing contributions to the plan. The Company's contribution to this plan for the years ended May 31, 1999, 1998, and 1997, was approximately $578,000, $389,000, and $310,000, respectively.


13.     STOCKHOLDERS' EQUITY

           The Board of Directors met on February 20, 1997, and took the following actions in connection with the initial public offering of shares of the Company's common stock: (a) authorized a four-for-three stock split of the issued and outstanding common stock of the Company, the form of a stock dividend, to be effective immediately prior to the public offering (all references to common stock amounts, shares, per share data and preferred stock conversion rights included in the financial statements and these notes have been adjusted to give retroactive effect to the stock split); (b) authorized an increase in capital stock to 100,000,000 shares of $0.01 par value common stock and 30,000,000 shares of $0.01 par value preferred stock to be both contingent and effective upon stockholder approval and the first closing of the initial public offering of common stock; (c) waived, subject to the closing of an initial public offering, the Company's contractual rights to repurchase shares of common stock from employees of the Company; and (d) authorized certain incentive stock plans contingent and effective upon stockholder approval and consummation of the initial public offering. These incentive plans include (i) the 1997 Employee Stock Purchase Plan providing for the purchase of common stock at a discounted price, (ii) the 1997 Stock Incentive Plan providing for the grant of stock-based compensation to eligible persons and (iii) the Outside Directors' Stock Option Plan providing for the grant of nonqualified stock options to nonemployee directors of the Company.


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


       SERIES B MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

           Also in June 1994, the Company entered into an agreement for the sale of Series B Mandatorily Redeemable Convertible Preferred Stock (the "Series B Preferred Stock") and issued a total of 1,345,220 shares at an average price of $6.17.

           Holders of the Series B Preferred Stock converted their shares into 1,793,627 shares of common stock upon completion of the Initial Public Offering on June 19, 1997. Prior to the conversion to common stock, the Company carried this Series B Preferred Stock at fair value which management considered to equal $21.33 per share at May 31, 1997. The increase in carrying value of Series B Preferred Stock is reflected as a reduction to Additional Paid-in Capital.

                           GREAT PLAINS SOFTWARE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


14.     SEGMENT INFORMATION AND GEOGRAPHIC AREAS

         Effective June 1, 1998, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 superseded FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards for disclosures about operating segments, products and services, geographic areas and major customers. Management has determined that the Company operates in one industry segment, providing business management software solutions to midmarket businesses. Substantially all of the Company's revenues are derived from the licensing of software products and providing related consulting, support and training services. The following table presents a revenue and long-lived asset summary by geographic region (dollars in thousands):

                                            NORTH                ASIA AND       OTHER        ELIMI-     CONSOLI-
                                          AMERICA      EUROPE    AUSTRALIA     FOREIGN      NATIONS        DATED
       1999
       Revenues from external
         customers                      $   119,496  $    9,651  $    3,388  $    2,372  $        -  $   134,907
       Intergeographic sales                  5,256       1,526           -           -      (6,782)           -
                                        -----------  ----------  ----------  ----------  ----------  -----------
              Total sales               $   124,752  $   11,177  $    3,388  $    2,372  $   (6,782) $   134,907
                                        -----------  ----------  ----------  ----------  ----------  -----------
                                        -----------  ----------  ----------  ----------  ----------  -----------

       Long-lived assets                $    17,286  $    1,166  $      530  $      144  $        -  $    19,126

       1998
       Revenues from external
         customers                      $    77,441  $    4,552  $    2,096  $    1,570  $        -  $    85,659
       Intergeographic sales                  4,779           -           -           -      (4,779)           -
                                        -----------  ----------  ----------  ----------  ----------  -----------
              Total sales               $    82,220  $    4,552  $    2,096  $    1,570  $   (4,779) $    85,659
                                        -----------  ----------  ----------  ----------  ----------  -----------
                                        -----------  ----------  ----------  ----------  ----------  -----------

       Long-lived assets                $     7,958  $      194  $      207  $      142  $        -  $     8,501

       1997
       Revenues from external
         customers                      $    53,477  $    2,195  $      645  $      803  $        -  $    57,120
       Intergeographic sales                    956           -           -           -        (956)           -
                                        -----------  ----------  ----------  ----------  ----------  -----------
              Total sales               $    54,433  $    2,195  $      645  $      803  $     (956) $    57,120
                                        -----------  ----------  ----------  ----------  ----------  -----------
                                        -----------  ----------  ----------  ----------  ----------  -----------

       Long-lived assets                $     5,676  $      145  $        -  $        -  $        -  $     5,821

         Sales between geographic regions are made at prices which would approximate transfers to unaffiliated distributors. Revenues are allocated to geographic regions based on the location in which the sale originated. No single customer represents over 10% of the Company's consolidated sales.

                           GREAT PLAINS SOFTWARE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15. QUARTERLY FINANCIAL DATA (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    FIRST        SECOND       THIRD       FOURTH        FISCAL
                                                   QUARTER      QUARTER      QUARTER      QUARTER        YEAR
       Net revenues:
         Fiscal 1999                             $    27,129  $    31,807  $    35,844  $    40,127  $   134,907
         Fiscal 1998                                  16,774       20,045       22,607       26,232       85,659

       Gross profit:
         Fiscal 1999                             $    19,557  $    23,002  $    25,546  $    29,097  $    97,202
         Fiscal 1998                                  12,588       14,880       16,618       19,233       63,321

       Net income (loss):
         Fiscal 1999                             $     2,184  $     2,860  $     3,362  $     4,379  $    12,785
         Fiscal 1998                                   1,533        2,139        2,377       (1,603)       4,447

       Basic earnings (loss) per share:
         Fiscal 1999                             $      0.16  $      0.21  $      0.24  $      0.29  $      0.90
         Fiscal 1998                                    0.12         0.16         0.17        (0.12)        0.33

       Diluted earnings (loss) per share:
         Fiscal 1999                             $      0.15  $      0.20  $      0.23  $      0.28  $      0.86
         Fiscal 1998                                    0.11         0.15         0.17        (0.12)        0.32

         Quarterly and annual earnings per share are calculated independently based on the weighted-average number of shares outstanding during the period.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

None.


                                    PART III



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------------------------------------------------------------------------------

The section under the heading "Election of Directors" on pages 3 through 5 and the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" on page 12 of the Company's Proxy Statement dated August 9, 1999 ("1999 Proxy Statement") are incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------

The section under the heading "Election of Directors" entitled "Compensation of Directors" on pages 5 and 6 and the section entitled "Executive Compensation" on pages 8 through 13 of the 1999 Proxy Statement are incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------------------------

The section entitled "Security Ownership of Certain Beneficial Owners and Management" on pages 2 and 3 of the 1999 Proxy Statement is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------

None.

                                   PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

DOCUMENTS FILED AS PART OF THIS REPORT
(a)
         (1) Financial Statements. The following financial statements of the Company are included in Part II, Item 8, of this Annual Report on Form 10-K.

                  Report of Independent Accountants
                  Consolidated Balance Sheet as of May 31, 1999 and 1998 Consolidated Statement of Income for the three years in the period ended May 31, 1999 Consolidated Statement of Stockholder's Equity for the three years in the period ended May 31, 1999 Consolidated Statement of Cash Flows for the three years in the period ended May 31, 1999
                  Notes to Consolidated Financial Statements

         (2) Financial Statement Schedules. The following schedule follows the signature page of this Annual Report on Form 10-K

                  Schedule II.  Valuation and Qualifying Accounts

                  All other schedules have been omitted because they are not applicable or not required or because the required information is included in financial statements or notes thereto.

         (3)      Exhibits

3.1 Amended and Restated Articles of Incorporation, as amended (incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 filed March 5, 1997 (SEC File No. 333-22833))

3.2 Amended Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q filed January 4, 1999)

10.1 Lease Agreement, dated October 1, 1983, as amended, between the Company and West Acres Office Park (incorporated herein by reference to Exhibit
         10.1 to the Company's Registration Statement on Form S-1 filed March 5, 1997 (SEC File No. 333-22833))

10.2 Amendments 5 & 6 to Lease Agreement dated October 1, 1983, between the Company and West Acres Office Park

10.3 Lease Agreement, dated October 23, 1997, between the Company and Investor's Real Estate Trust

10.4 1983 Incentive Stock Option Plan, as amended (incorporated here herein by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 filed March 5, 1997 (SEC File No. 333-22833))

10.5 1997 Stock Incentive Plan, including form of option agreement (incorporated here herein by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 filed March 5, 1997 (SEC File No. 333-22833)) *

10.6     Outside Directors Stock Option Plan, as amended

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K to Item 14(c) of the Form 10-K Report.

10.7     1997 Employee Stock Purchase Plan, as amended

10.8 Registration Rights Agreement, dated as of June 24, 1994, between the Company and the holders of registerable securities named therein (incorporated here herein by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 filed March 5, 1997 (SEC File No. 333-22833))

10.9 Limited Liability Company Agreement for Great Plains Software U.K., LLC, dated as of February 20, 1996, between the Company and Douglas J. Burgum therein (incorporated here herein by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1 filed March 5, 1997 (SEC File No. 333-22833))

10.10 Agreement between the Company and Terri F. Zimmerman (incorporated here herein by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1 filed March 5, 1997 (SEC File No. 333-22833)) *

10.11 Form of Nonemployee Director Stock Option Agreement (incorporated here herein by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 filed March 5, 1997 (SEC File No. 333-22833)) *

21.1     Subsidiaries of the Company

23.1     Consent of PricewaterhouseCoopers LLP

24.1     Powers of Attorney

27.1     Financial Data Schedule

99.1 Cautionary Statement for Purposes of the "Safe Habor" Provisions of the Private Securities Litigation Reform Act of 1995

(b)      Reports on Form 8-K

         Great Plains filed no reports on Form 8-K during the quarter ended May 31, 1999




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

Dated:  August 9, 1999                       GREAT PLAINS SOFTWARE, INC.



                                             By    /s/ Douglas J. Burgum
                                               -------------------------------
                                             Douglas J. Burgum
                                             Chief Executive Officer,
                                             Chairman of the Board and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                                   Title                            Date
---------                                   -----                            ----
  /s/ Douglas J. Burgum          President, Chief Executive              August 9, 1999
----------------------------     Officer and Chairman of the Board
Douglas J. Burgum


  /s/ Tami L. Reller             Chief Financial Officer                 August 9, 1999
----------------------------
Tami L. Reller


  /s/ David K. Edson             Controller                              August 9, 1999
----------------------------
David K. Edson


        *                        Director                                August 9, 1999
----------------------------
Bradley J. Burgum


        *                        Director                                August 9, 1999
----------------------------
Frederick W. Burgum


        *                        Director                                August 9, 1999
----------------------------
William V. Campbell


        *                        Director                                August 9, 1999
----------------------------
J.A. Heidi Roizen


        *                        Director                                August 9, 1999
----------------------------
Joseph S. Tibbetts, Jr.


* By   /s/ Douglas J. Burgum
    ----------------------------
     Douglas J. Burgum           Attorney-in-Fact

                           GREAT PLAINS SOFTWARE, INC.
                SCHEDULE II--SCHEDULE OF VALUATION AND QUALIFYING
                        ACCOUNTS RECEIVABLE AND RESERVES

                                       BALANCE AT        CHARGED TO
                                      BEGINNING OF       COSTS AND                     BALANCE AT
                                          YEAR            EXPENSES       DEDUCTIONS    END OF YEAR
                                   ------------------------------------------------------------------
                                                                (IN THOUSANDS)
Allowance for doubtful accounts
   Year ended May 31,
     1999 . . . . . . . . . . . .       $ 1,631           $ 1,123         $    664     $ 2,090
     1998 . . . . . . . . . . . .           991               766              126       1,631
     1997 . . . . . . . . . . . .           667               408               84         991


Allowances for returns
   Year ended May 31,
     1999 . . . . . . . . . . . .       $ 3,051           $ 9,859          $ 9,313     $ 3,597
     1998 . . . . . . . . . . . .         1,616             6,726            5,291       3,051
     1997 . . . . . . . . . . . .         1,213             4,007            3,604       1,616