Form 10-Q
period 1999-08-31
GREAT PLAINS SOFTWARE INC
filed 1999-10-15
CIK 758540

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
    X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 1999

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

     As of October 8, 1999 the number of shares outstanding of the registrant's Common Stock, par value $.01 per share, was 15,558,524.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           GREAT PLAINS SOFTWARE, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEET
                                 (IN THOUSANDS)

                                                                           August 31,                  May 31,
                                                                              1999                      1999
                                                                         -------------            --------------
                                                                         (unaudited)
Assets:
    Current assets:
       Cash and cash equivalents.......................................        $26,929                   $26,983
       Investments.....................................................         97,109                    96,700
       Accounts receivable, net........................................         13,972                    12,593
       Deferred income tax assets......................................          5,667                     5,542
       Other current assets............................................          6,592                     7,086
                                                                         -------------             -------------
         Total current assets..........................................        150,269                   148,904

    Property and equipment, net........................................         24,948                    19,126
    Goodwill and other intangibles, net................................          3,576                     3,838
    Deferred income tax assets.........................................          3,010                     3,091
    Other assets.......................................................          6,150                     5,293
                                                                         -------------             -------------
         Total assets..................................................       $187,953                  $180,252
                                                                         =============             =============

Liabilities and stockholders' equity:
    Current liabilities:
       Accounts payable................................................        $ 5,622                   $ 8,392
       Accrued expenses................................................         15,326                    14,674
       Deferred revenue................................................         27,664                    23,884
                                                                         -------------             -------------
         Total current liabilities.....................................         48,612                    46,950


    Deferred income tax liability......................................            437                       109
                                                                         -------------             -------------
         Total liabilities.............................................         49,049                    47,059

    Stockholders' equity:
       Common stock....................................................            155                       154
       Additional paid-in capital......................................        120,862                   118,683
       Accumulated other comprehensive loss............................           (134)                     (162)
       Retained earnings...............................................         18,021                    14,518
                                                                         -------------             -------------
         Total stockholders' equity....................................        138,904                   133,193
                                                                         -------------             -------------

    Total liabilities and stockholders' equity.........................       $187,953                  $180,252
                                                                         =============             =============

   See accompanying notes to the consolidated condensed financial statements.

                           GREAT PLAINS SOFTWARE, INC.

                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



                                                                Three Months Ended
                                                                    August 31,
                                                                 1999         1998
                                                              ----------------------
                                                                     (unaudited)

Revenues:
   License ...............................................    $  23,445    $  16,114
   Service ...............................................       16,423       11,015
                                                                 ------       ------
      Total revenues......................................       39,868       27,129

Cost of revenues:
   License ...............................................        5,943        3,996
   Service ...............................................        6,023        3,576
                                                                  -----        -----
      Total cost of revenues..............................       11,966        7,572
                                                                 ------        -----

      Gross profit........................................       27,902       19,557

Operating expenses:
   Sales and marketing....................................       13,356        9,533
   Research and development...............................        6,379        4,517
   General and administrative.............................        3,642        2,518
                                                                  -----        -----
      Total operating expenses............................       23,377       16,568
                                                                 ------       ------

Operating income..........................................        4,525        2,989
Other income, net.........................................        1,316          649
                                                                  -----          ---
      Income before income taxes..........................        5,841        3,638

Income tax provision......................................        2,338        1,454
                                                                  -----        -----
      Net income..........................................     $  3,503    $   2,184
                                                               ========    =========

Income per common share:

      Basic.................................................... $  0.23      $  0.16
                                                                =======      =======

      Diluted.................................................. $  0.22      $  0.15
                                                                =======      =======


Shares used in computing income per common share:

      Basic................................................. 15,451,912   13,764,345
                                                             ==========   ==========

      Diluted............................................... 16,120,335   14,436,353
                                                             ==========   ==========

   See accompanying notes to the consolidated condensed financial statements.

                           GREAT PLAINS SOFTWARE, INC.

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                           Three months ended August 31,
                                                                           1999                      1998
                                                                           ------------------------------
                                                                                     (unaudited)
Cash flows from operating activities:
   Net income........................................................       $ 3,503                  $ 2,184

   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization..................................         1,883                    1,108
      Deferred taxes.................................................           284                     (374)

      Changes in operating assets and liabilities:
         Accounts receivable.........................................        (1,379)                   3,320
         Accounts payable............................................        (2,770)                  (1,148)
         Accrued expenses............................................           652                   (2,072)
         Deferred revenue............................................         3,780                    1,021
         Other current assets........................................           442                      (54)
                                                                                ---                      ----
           Net cash provided by operating activities.................         6,395                    3,985
                                                                              -----                    -----

Cash flows from investing activities:
   Purchase of property and equipment................................        (7,339)                  (2,010)
   Purchase of other assets..........................................          (858)                  (1,195)
   Net sale (purchase) of investments................................          (409)                     165
                                                                                ----                     ---
           Net cash used by investing activities.....................        (8,606)                  (3,040)
                                                                             -------                  -------

Cash flows from financing activities:
   Exercise of stock options and proceeds
      from employee stock purchase plan..............................         2,129                      989
                                                                              -----                      ---
           Net cash provided by financing activities.................         2,129                      989

Effect of accumulated other comprehensive income items...............            28                        -
                                                                                 --                       --

Net increase (decrease) in cash and cash equivalents.................           (54)                   1,934

Cash and cash equivalents at beginning of period.....................        26,983                   18,197
                                                                             ------                   ------

Cash and cash equivalents at end of period...........................       $26,929                  $20,131
                                                                            =======                  =======

   See accompanying notes to the consolidated condensed financial statements.

                           GREAT PLAINS SOFTWARE, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       Basis of Presentation

         The information at August 31, 1999 and 1998 and for the three months then ended is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which the Company's management believes to be necessary for the fair presentation of the financial position, results of operations and changes in cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Despite management's best effort to establish good faith estimates and assumptions, actual results may differ.

         The accompanying interim financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended May 31, 1999. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by rules and regulations of the Securities and Exchange Commission. Interim results of operations for the three month period ended August 31, 1999 are not necessarily indicative of operating results for the full fiscal year.

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

The following table sets forth the computation of basic and diluted net income per share:

(Dollars in thousands, except share and per share amounts)


                                                                                     For the Three Months
                                                                                       Ended August 31,

                                                                                      1999              1998
                                                                                    ----------------------------
Basic earnings per share calculation

     Net income available to common shareholders                                         $3,503           $2,184

     Weighted average common shares                                                  15,451,912       13,764,345

     Basic net income per share                                                           $0.23            $0.16

Diluted earnings per share calculation:

     Net income                                                                          $3,503           $2,184




     Shares calculation

          Weighted average number of common shares                                   15,451,912       13,764,345
          Other common stock equivalents                                                668,423          672,008
                                                                                       --------         -------
                                                                                     16,120,335       14,436,353

     Diluted net income per share                                                         $0.22            $0.15


3.   Comprehensive Income

         Comprehensive income for the Company includes net income, the effects of currency translation which are charged or credited to the cumulative translation adjustment account within stockholders' equity, and the unrealized gain/loss on investments available for sale which is recorded within stockholders' equity. Comprehensive income for the three months ended August 31, 1999 and 1998 was as follows:


                                                            For the Three Months
                                                               Ended August 31,

(Dollars in thousands)                                       1999         1998
                                                            --------------------
Net income...........................................       $3,503        $2,184

Changes in cumulative translation adjustments
   and unrealized gain/loss on investments...........           28
                                                            ------        ------
Comprehensive income.................................       $3,531        $2,184

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


                                                      Three Months Ended
                                                         August 31,
                                                 1999                  1998
                                                 --------------------------
As a percentage of total revenues
   Revenues:
      License..................................    58.8%              59.4%
      Service..................................    41.2               40.6
                                                   ----               ----
         Total revenues........................   100.0              100.0

   Cost of revenues:
      License..................................    14.9               14.7
      Service..................................    15.1               13.2
                                                   ----               ----
         Total cost of revenues................    30.0               27.9
                                                   ----               ----

         Gross profit..........................    70.0               72.1

   Operating expenses:
      Sales and marketing......................    33.5               35.1
      Research and development.................    16.0               16.7
      General and administrative...............     9.1                9.3
                                                    ---                ---
         Total operating expenses..............    58.6               61.1
                                                   ----               ----

    Operating income...........................    11.4               11.0
    Other income, net..........................     3.3                2.4
                                                    ---               ----
         Income before income taxes............    14.7               13.4

    Income tax provision.......................     5.9                5.3
                                                    ---                ---
         Net income............................     8.8%               8.1%
                                                    ====               ====

REVENUES

      REVENUES. Revenues for the quarter ended August 31, 1999 were $39.9 million, representing an increase of 47.0% over revenues of $27.1 million for the quarter ended August 31, 1998. This increase in revenues was primarily due to increased demand for the Company's eEnterprise and Dynamics products (together the Great Plains platform products) and related services. The following table sets forth for the periods indicated Great Plains platform and heritage product revenues, each as a percentage of total revenues:


                                                                           Three Months Ended August 31,
                                                                           1999                      1998
                                                                         ---------                ---------
Great Plains platform product revenues...............................      96.1%                    92.4%
Heritage product revenues............................................       3.9%                     7.6%


      Great Plains platform product revenues, including license and service fees, were $38.3 million for the quarter ended August 31, 1999, representing an increase of 52.8% over Great Plains platform product revenues of $25.0 million for the quarter ended August 31, 1998. This increase in revenues was primarily the result of an increase in new customer licenses as well as increased revenues from maintenance and telephone support contracts due to an increased base of Great Plains platform customers.

      The increase in Great Plains platform product revenues was offset, in part, by a decrease in revenues from Great Plains heritage products. Heritage product revenues decreased to $1.6 million for the quarter ended August 31, 1999 from $2.1 million for the quarter ended August 31, 1998 representing a decrease of 24.2%. The decrease in heritage product revenues was primarily due to a decrease in demand for DOS and Macintosh solutions, which reflect the broader market trend toward Windows and Windows NT solutions and due to a decline in the number of customers purchasing Great Plains Accounting Version 9 heritage upgrade. Great Plains anticipates that heritage product revenues will continue to decrease in future periods.

      Great Plains' international revenues increased 40.1% to $6.4 million for the quarter ended August 31, 1999 from $4.6 million for the quarter ended August 31, 1998 representing 16.1% & 16.8% of total revenues respectively. This increase in dollar amount was primarily a result of growth in the Company's subsidiary operations in Canada, the United Kingdom, Scandinavia, South
Africa, Singapore and Australia.

      LICENSE. Total license fee revenues for the quarter ended August 31, 1999 were $23.5 million, representing an increase of 45.5% over license revenues of $16.1 million for the quarter ended August 31, 1998. This increase in total license fees was largely attributable to increased market acceptance and demand for the Great Plains platform products. The increase in demand for the Great Plains platform products was also driven by demand for the new solution areas of manufacturing, human resources, enterprise reporting, project accounting and e-commerce.

      SERVICE. Service revenues for the quarter ended August 31, 1999 were $16.4 million, representing an increase of 49.1% over service revenues of $11.0 million for the quarter ended August 31, 1998. The increase in service revenues is due largely to the increased number of licenses for Great Plains platform products and renewals of existing maintenance and support contracts from the increased installed base of Great Plains platform customers. Service revenues as a percentage of total revenues were 41.2% for the three months ended August 31, 1999 compared with 40.6% of total revenues for the three months ended August 31, 1998.

COSTS AND EXPENSES

      COST OF LICENSE FEES. Cost of license fees consists primarily of the costs of product manuals, media, shipping and royalties paid to third-party vendors. Cost of license fees for the quarter ended August 31, 1999 increased to $5.9 million from $4.0 million in the quarter ended August 31, 1998, representing 25.3% and 24.8% of total license fee revenues, respectively. The dollar increase in cost of license fees in the quarter ended August 31, 1999 is primarily attributable to an overall growth in license fee revenues and an increase in the sale of products for which Great Plains is obligated to pay royalties to third-party vendors. The increase in cost of license fees as a percentage of total license fee revenues is due to a higher mix of revenue from sales of third-party products for which we have a royalty obligation.

The cost of license fees as a percentage of license fee revenues may increase if the Company continues to add third-party vendors or if sales which include third-party products increase as a percentage of total revenues

      COST OF SERVICES. Cost of services consists of the costs of providing telephone support, training and consulting services to customers and partners. Cost of services for the quarter ended August 31, 1999 increased to $6.0 million from $3.6 million for the quarter ended August 31, 1998, representing 36.7% and 32.5% of total service revenues, respectively. The increase in dollar amount as well as the increase as a percent of service revenue is the result of additional service resources across support, training and consulting to support new initiatives such as manufacturing, human resources, enterprise reporting, project accounting and e-commerce. We anticipate that cost of services will increase in dollar amount as service revenues increase and may increase as a percentage of service revenue if additional resources are added to support new initiatives.

      SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions, travel and promotional expenses. Sales and marketing expenses increased to $13.4 million for the quarter ended August 31, 1999 compared with $9.5 million for the quarter ended August 31, 1998, representing 33.5% and 35.1% of total revenues, respectively. The dollar increase in sales and marketing expenses for the quarter ended August 31, 1999 is attributable to the hiring of additional sales and marketing personnel, continued investments in expanding the capacity and capability of the channel for our Great Plains platform products and increased marketing expenses for our Great Plains platform products including a global advertising and brand awareness campaign. In addition, Great Plains increased sales and marketing expenses related to the operation of our international subsidiaries in Canada, the United Kingdom, Scandinavia, South Africa, Singapore and Australia. The decrease in sales and marketing expenses as a percentage of total revenues for the quarter ended August 31, 1999 compared to the same period in the last fiscal year reflects an increase in sales and marketing productivity and a corresponding increase in revenues derived from our Great Plains platform products. Great Plains anticipates that sales and marketing expenses will increase in dollar amount as total revenues increase; however, Great Plains does not anticipate significant changes in sales and marketing expenses as a percent of total revenues.

      RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of compensation of development personnel and depreciation of equipment. Total research and development expenses were $6.4 million for the quarter ended August 31, 1999 compared with $4.5 million for the quarter ended August 31, 1998, representing 16.0% and 16.7% of total revenues, respectively. Research and development expenditure increases were, in part, due to additional resources added to further develop the new solution areas of e-business, manufacturing, human resources and enterprise reporting, as well as from resources added as a result of the fourth quarter 1999 acquisition of Match Data Systems, which included an established development center in Manila, Philippines. Research and development expenses decreased as a percentage of total revenues in the most recent quarter due to efficiencies gained through greater experience levels among development personnel and greater automation in our development testing process. We anticipate that we will continue to devote substantial resources to our research and development effort and that research and development expenses will increase in dollar amount in future periods and may increase as a percentage of revenues.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries of executive, financial, human resources and information services personnel as well as outside professional fees. General and administrative expenses for the quarter ended August 31, 1999 were $3.6 million, compared with $2.5 million for the quarter ended August 31, 1998, representing 9.1% and 9.3% of total revenues, respectively. These increases in dollar amounts were primarily due to increased staffing and professional fees to support the expansion of our operations. We believes that general and administrative expenses will increase in dollar amount in the future to support the expansion of our operations.

      OTHER INCOME, NET. Other income, net consists primarily of earnings from investments and gains or losses from disposal of fixed assets, net of any interest expense. Other income, net was $1.3 million for the quarter ended August 31, 1999, compared with $0.6 million for the quarter ended August 31, 1998. The increase in other income, net for the most recent quarter was primarily a result of increased investment earnings due to increased investments as a result of the more than $47 million received from Great Plains' public offering of common stock in March 1999.

      PROVISION FOR INCOME TAXES. The Company's income tax provision for the quarter ended August 31, 1999 was $2.3 million, compared with $1.5 million for the quarter ended August 31, 1998. This increase in the provision for income taxes is primarily attributable to the increased operating income for the Company for the quarter ended August 31, 1999, compared with the quarter ended August 31, 1998. The provision for income taxes was 40% of income before income taxes for the quarter ended August 31, 1999, which is consistent with the fiscal 1999 annual effective income tax rate.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has historically funded operations primarily through cash provided by operations and the sale of equity securities. Currently, the Company meets its working capital needs and capital equipment needs with cash provided by operations.

      Cash provided by operating activities for the three months ended August 31, 1999 was $6.4 million, compared with $4.0 million for the three months ended August 31, 1998. The increase in cash provided by operations was primarily due to revenue growth and increased profits from Great Plains' operations as well as an increase in deferred revenues. These increases were offset, in part, by an increase in accounts receivable as well as a decrease in accounts payable.

      Great Plains' investing activities used cash of $8.6 million for the three months ended August 31, 1999 compared with $3.0 million for the three months ended August 31, 1998. The principle use of cash in investing activities for the quarter ended August 31, 1999 was $7.3 million for the acquisition of computer software, computer equipment and furniture required to support expansion of our operations and to furnish the new building that we moved into in August 1999.

      Great Plains' financing activities provided cash of $2.1 million during the three months ended August 31, 1999, compared with cash provided of $1.0 million for the three months ended August 31, 1998. For the three months ended August 31, 1999 and 1998, cash provided from financing activities was related to the exercise of stock options and stock issued as a result of the Company's employee stock purchase plan.

      Great Plains' sources of liquidity at August 31, 1999 consisted principally of cash, cash equivalents and investments of $124.0 million. Great Plains also has a $10.0 million revolving line of credit facility with a bank. The line of credit expires in November 1999 and borrowings made thereunder are subject to certain covenants. No amounts were outstanding under the line of credit at August 31, 1999. The Company believes that its existing cash, cash equivalents and investments, cash generated from operations and the amounts available under the line of credit will be sufficient to fund its operations for the foreseeable future.

OTHER DISCLOSURES

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

      The amount of remediation work required to address Year 2000 problems is not expected to be extensive. We have replaced certain financial and operational systems in the last several years, and management believes that the new equipment and software substantially addresses Year 2000 issues. However, we will be required to modify some of our existing hardware and software for our computer systems to function properly in the Year 2000 and thereafter. We have substantially completed our Year 2000 compliance program for all of our significant internal systems as of August 31, 1999.

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

      The total estimated cost for resolving Great Plains' Year 2000 issues is approximately $100,000, of which approximately $80,000 has been spent through August 31, 1999. The total cost estimate includes the cost of replacing non-compliant systems as a remediation cost in cases where we have accelerated plans to replace such systems. Estimates of Year 2000 costs are based on numerous assumptions, and there can be no assurance that the estimates are correct or that actual costs will not be materially greater than anticipated.

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

CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION

      The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company's expectations or beliefs, including, but not limited to, statements concerning the Company's operations and financial performance and condition. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. The Company cautions that these statements by their nature involve risks and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors, including those described in Exhibit 99.1 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1999.

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

      None.

ITEM 5.   OTHER INFORMATION

      None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      27.1 Financial Data Schedule


(b)    Reports on Form 8K

   No reports on Form 8K were filed during the quarter ended August 31, 1999.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  October 15, 1999

                                      GREAT PLAINS SOFTWARE, INC.



                                      By   /s/ Douglas J. Burgum
                                         -------------------------------------
                                      Douglas J. Burgum
                                      Chairman of the Board, President and
                                         Chief Executive Officer



                                      By   /s/ Tami L. Reller
                                         -------------------------------------
                                      Tami L. Reller
                                      Chief Financial Officer


                                      By   /s/ David K. Edson
                                         -------------------------------------
                                      David K. Edson
                                      Controller

                                  EXHIBIT INDEX



         27.1        Financial Data Schedule