Form 10-Q
period 1999-11-30
GREAT PLAINS SOFTWARE INC
filed 2000-01-14
CIK 758540

QuickLinks

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 1999

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to                .

Commission File No. 0-22703

GREAT PLAINS SOFTWARE, INC.
(Exact name of registrant as specified in its charter)

MINNESOTA (State or other jurisdiction of incorporation or organization)	45-0374871 (I.R.S. Employer Identification Number)
1701 S.W. 38TH STREET, FARGO, NORTH DAKOTA (Address of principal executive offices)	58103 (Zip Code)

(701) 281-0550
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of January 6, 2000, the number of shares outstanding of the registrant's Common Stock par value $.01 per share, was 15,655,075

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GREAT PLAINS SOFTWARE, INC.
Consolidated Condensed Balance Sheet
(In thousands)

	November 30, 1999	May 31, 1999
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$17,749	$26,983
Investments	87,444	96,700
Accounts receivable, net	23,740	12,593
Deferred income tax assets	5,896	5,542
Other current assets	6,959	7,086

Total current assets	141,788	148,904
Property and equipment, net	32,746	19,126
Goodwill and other intangibles, net	9,000	3,838
Deferred income tax assets	3,446	3,091
Other assets	15,416	5,293

Total assets	$202,396	$180,252

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$6,673	$8,392
Accrued expenses	19,495	14,674
Deferred revenue	31,817	23,884

Total current liabilities	57,985	46,950
Long-term liabilities:
Deferred income tax liabilities	64	109

Total liabilities	58,049	47,059
Stockholders' equity:
Common stock	156	154
Additional paid-in capital	121,679	118,683
Accumulated other comprehensive gain (loss)	130	(162)
Retained earnings	22,382	14,518

Total stockholders' equity	144,347	133,193

Total liabilities and stockholders' equity	$202,396	$180,252

See accompanying notes to the consolidated condensed financial statements.

GREAT PLAINS SOFTWARE, INC.
Consolidated Condensed Statement of Income
(In thousands, except share and per share amounts)

	Three Months Ended November 30,		Six Months Ended November 30,
	1999	1998	1999	1998
	(unaudited)		(unaudited)
Revenues:
License	$27,020	$18,441	$50,465	$34,555
Service	20,346	13,366	36,769	24,381

Total revenues	47,366	31,807	87,234	58,936

Cost of revenues:
License	6,570	4,657	12,513	8,653
Service	7,407	4,148	13,430	7,724

Total cost of revenues	13,977	8,805	25,943	16,377

Gross profit	33,389	23,002	61,291	42,559

Operating expenses:
Sales and marketing	16,203	11,706	29,554	21,205
Research and development	7,249	4,650	13,401	8,914
General and administrative	3,788	2,336	7,401	4,854
Amortization of acquired intangibles	358	242	619	529

Total operating expenses	27,598	18,934	50,975	35,502

Operating income	5,791	4,068	10,316	7,057
Other income, net	1,476	699	2,792	1,348

Income before income taxes	7,267	4,767	13,108	8,405
Income tax provision	2,906	1,907	5,244	3,361

Net income	$4,361	$2,860	$7,864	$5,044

Income per common share:
Basic	$0.28	$0.21	$0.51	$0.37
Diluted	$0.27	$0.20	$0.49	$0.35
Shares used in computing income per common share:
Basic	15,562,499	13,831,659	15,506,289	13,797,818
Diluted	16,255,130	14,475,674	16,187,988	14,455,749

See accompanying notes to the consolidated condensed financial statements.

GREAT PLAINS SOFTWARE, INC.
Consolidated Condensed Statement of Cash Flows
(In thousands)

	Six Months Ended November 30,
	1999	1998
	(unaudited)	(unaudited)
Cash flows from operating activities:
Funds generated by current operations:
Net income	$7,864	$5,044
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,633	2,280
Deferred income tax expense	(754)	(374)
Changes in operating assets and liabilities:
Accounts receivable	(11,147)	(1,137)
Other current assets	(233)	(411)
Accounts payable	(1,719)	(879)
Accrued expenses	4,821	(1,980)
Deferred revenue	7,933	5,204

Net cash provided by operating activities	10,398	7,747
Cash flows from investing activities:
Purchases of property and equipment	(15,822)	(3,745)
Net sale of investments	9,256	395
Purchase of business	(5,873)
Purchase of other assets	(10,123)	(1,384)

Net cash used by investing activities	(22,562)	(4,734)
Cash flows from financing activities:
Exercise of stock options	2,638	1,352

Net cash provided by financing activities	2,638	1,352
Effect of accumulated other comprehensive income items	292	1

Net increase (decrease) in cash and cash equivalents	(9,234)	4,366
Cash and cash equivalents at beginning of period	26,983	18,197

Cash and cash equivalents at end of period	$17,749	$22,563

See accompanying notes to the consolidated condensed financial statements.

GREAT PLAINS SOFTWARE, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

1. Basis of Presentation

    The information at November 30, 1999 and 1998 and for the three and six month periods then ended is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which the Company's management believes to be necessary for the fair presentation of the financial position, results of operations and changes in cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Despite management's best effort to establish good faith estimates and assumptions, actual results may differ.

    The accompanying interim financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended May 31, 1999. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by rules and regulations of the Securities and Exchange Commission. Interim results of operations for the three and six month periods ended November 30, 1999 are not necessarily indicative of operating results for the full fiscal year.

2. Earnings per Share

    Basic earnings per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share.

    The following table sets forth the computation of basic and diluted net income per share:

	For the Three Months Ended November 30,		For the Six Months Ended November 30,
	1999	1998	1999	1998
	(In thousands, except share and per share amounts)
Basic earnings per share calculation
Net income available to common shareholders	$4,361	$2,860	$7,864	$5,044
Weighted average common shares	15,562,499	13,831,659	15,506,289	13,797,818
Basic net income per share	$0.28	$0.21	$0.51	$0.37
Diluted earnings per share calculation:
Net income	$4,361	$2,860	$7,864	$5,044
Shares calculation
Weighted average number of common shares	15,562,499	13,831,659	15,506,289	13,797,818
Effect of dilutive stock options	692,631	644,015	681,699	657,931

	16,255,130	14,475,674	16,187,988	14,455,749
Diluted net income per share	$0.27	$0.20	$0.49	$0.35

3. Comprehensive Income

    Comprehensive income for the Company includes net income, the effects of currency translation which are charged or credited to the cumulative translation adjustments account within stockholders' equity, and the unrealized gain/loss on investments available for sale which is recorded within stockholders' equity. Comprehensive income for the three and six months ended November 30, 1999 and 1998 are as follows:

	For the Three Months Ended November 30,		For the Six Months Ended November 30,
	1999	1998	1999	1998
	(In thousands)
Net income	$4,361	$2,860	$7,864	$5,044
Changes in cumulative translation adjustment And unrealized gain/loss on investments	264	1	292	1

Comprehensive income	$4,625	$2,861	$8,156	$5,045

4. Business Combinations

    In October 1999, the Company acquired Southern Plains, LLC through the payment of approximately $5.9 million of cash. This acquisition provides ownership of the field service solution for which the Company was previously marketing under an OEM agreement. This transaction is accounted for as a purchase accounting transaction.

5. Subsequent Events

    In January 2000, the Company acquired RealWorld Corporation, a developer of accounting and business solutions, through a merger agreement by the issuance of approximately 184,000 shares of the Company's common stock and $5.5 million in cash. This merger will be accounted for as a purchase accounting transaction.

    In January 2000, the Company acquired FORESTAR Asset Management, LLC through the issuance of approximately 104,000 shares of the Company's common stock and $900,000 in cash. This acquisition provides ownership of the fixed asset management solution for the Great Plains Platform products for which the Company was previously marketing under an OEM agreement. This transaction will be accounted for as a purchase accounting transaction.

    In December 1999, the Company established a wholly owned subsidiary in Germany. Total consideration for the acquisition was approximately $5 million. This transaction will be accounted for as a purchase accounting transaction.

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

	Three Months Ended November 30,		Six Months Ended November 30,
	1999	1998	1999	1998
As a percentage of total revenues
Revenues:
License	57.0%	58.0%	57.9%	58.6%
Service	43.0	42.0	42.1	41.4

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
License	13.9	14.7	14.3	14.7
Service	15.6	13.0	15.4	13.1

Total cost of revenues	29.5	27.7	29.7	27.8

Gross profit	70.5	72.3	70.3	72.2

Operating expenses:
Sales and marketing	34.2	36.8	33.9	36.0
Research and development	15.3	14.6	15.4	15.1
General and administrative	8.0	7.3	8.5	8.2
Amortization of acquired intangibles	0.8	0.8	0.7	0.9

Total operating expenses	58.3	59.5	58.5	60.2

Operating income	12.2	12.8	11.8	12.0
Other income, net	3.1	2.2	3.2	2.3

Income before income taxes	15.3	15.0	15.0	14.3
Income tax provision	6.1	6.0	6.0	5.7

Net income	9.2%	9.0%	9.0%	8.6%

REVENUES

    Revenues.  Revenues for the quarter ended November 30, 1999 were $47.4 million, representing an increase of 48.9% over revenues of $31.8 million for the quarter ended November 30, 1998. Revenues for the six months ended November 30, 1999 were $87.2 million, representing an increase of 48.0% over revenues of $58.9 million for the six months ended November 30, 1998. These increases in revenues were primarily due to increased demand for the Company's eEnterprise and Dynamics products (together, the Great Plains platform products) and related service fees. The following tables set forth for the periods indicated Great Plains platform and heritage product revenues, each as a percentage of total revenues:

	Three Months Ended November 30,		Six Months Ended November 30,
	1999	1998	1999	1998
Great Plains platform product revenues	96.8%	93.4%	96.4%	92.9%
Heritage product revenues	3.2%	6.6%	3.6%	7.1%

    Great Plains platform product revenues, including license and service fees, were $45.8 million for the quarter ended November 30, 1999, representing an increase of 54.3% over Great Plains platform product revenues of $29.7 million for the quarter ended November 30, 1998. For the six months ended November 30, 1999, Great Plains platform product revenues were $84.1 million, an increase of 53.6% over the $54.8 million in Great Plains platform product revenues for the six months ended November 30, 1998. These increases in revenues were primarily the result of increases in new customer licenses as well as increased revenues from maintenance and telephone support contracts due to an increased installed base of Great Plains platform customers.

    The increase in Great Plains platform product revenues was offset, in part, by a decrease in revenues from Great Plains heritage products. Heritage product revenues decreased to $1.5 million for the quarter ended November 30, 1999 from $2.1 million for the quarter ended November 30, 1998 representing a decrease of 26.8%. For the six months ended November, 30, 1999, heritage product revenues decreased to $3.1 million from $4.1 million for the same period last fiscal year, a decrease of 25.5%. The decrease in heritage product revenues was primarily due to a decrease in demand for DOS and Macintosh solutions, which reflect the broader market trend toward Windows and Windows NT solutions and due to a decline in the number of customers purchasing Great Plains Accounting Version 9 heritage upgrade. Great Plains anticipates that heritage product revenues will continue to decrease in future periods.

    The Company's international revenues increased 45.8% to $7.9 million for the quarter ended November 30, 1999, when compared with international revenues of $5.4 million for the quarter ended November 30, 1998. International revenues as a percentage of total revenues were 16.6% and 17.0% for the three months ended November 30, 1999 and 1998, respectively. International revenues for the six months ended November 30, 1999 were $14.3 million, representing an increase of 43.2% over international revenues of $10.0 million for the six months ended November 30, 1998. For the six months ended November 30, 1999 and 1998 international revenues as a percentage of total revenues were 16.4% and 16.9%, respectively. This increase in dollar amount was primarily a result of growth in the Company's subsidiary operations in Canada, the United Kingdom, Australia, Scandinavia, South Africa and Singapore.

    License.  Total license fee revenues for the quarter ended November 30, 1999 were $27.0 million, representing an increase of 46.5% over license revenues of $18.4 million for the quarter ended November 30, 1998. For the six months ended November 30, 1999, license fee revenues were $50.5 million, representing an increase of 46.0% over the $34.5 million in license revenues for the six months ended November 30, 1998. This increase in total license fees was largely attributable to increased market acceptance and demand for the Great Plains platform products. The increase in demand for the Great Plains platform products was also driven by demand for the new solution areas of manufacturing, human resources, enterprise reporting, project accounting and e-commerce.

    Service.  Service revenues for the quarter ended November 30, 1999 were $20.3 million, representing an increase of 52.2% over service revenues of $13.4 million for the quarter ended November 30, 1998. Service revenues for the six months ended November 30, 1999 were $36.8 million, representing an increase of 50.8% over service revenues of $24.4 million for the six months ended November 30, 1998. The increase in service revenues is due largely to the increased number of licenses for Great Plains platform products and renewals of existing maintenance and support contracts from the increased installed base of Great Plains platform customers. Service revenues as a percentage of total revenues were 43.0% for the three months ended November 30, 1999 compared with 42.0% of total revenues for the three months ended November 30, 1998. For the six months ended November 30, 1999 and 1998, service revenues as a percentage of total revenues were 42.1% and 41.4%, respectively.

COSTS AND EXPENSES

    Cost of License Fees.  Cost of license fees consists primarily of the costs of product manuals, media, shipping and royalties paid to third-party vendors. Cost of license fees for the quarter ended November 30,

1999 increased to $6.6 million from $4.7 million in the quarter ended November 30, 1998, representing 24.3% and 25.2% of total license fee revenues, respectively. Cost of license fees for the six months ended November 30, 1999 increased to $12.5 million from $8.7 million in the six months ended November 30, 1998, representing 24.8% and 25.0% of total license fee revenues, respectively. The dollar increases in the cost of licenses for the quarter and six months ended November 30, 1999 were primarily attributable to the overall growth in license fee revenues. Cost of license fees as a percentage of license revenues for both the three month and six month periods ended November 30, 1999 decreased slightly in comparison to the same periods last fiscal year primarily as a result of a lower mix of product sales for which Great Plains is obligated to make royalty payments to third parties.

    Cost of Services.  Cost of services consists of the costs of providing telephone support, training and consulting services to customers and partners. Cost of services for the quarter ended November 30, 1999 increased to $7.4 million from $4.1 million for the quarter ended November 30, 1998, representing 36.4% and 31.0% of total service revenues, respectively, Cost of services for the six months ended November 30, 1999 increased to $13.4 million from $7.7 million for the six months ended November 30, 1998, representing 36.5% and 31.7% of total service revenues, respectively. The increase in dollar amount is the result of additional service personnel in support, training and consulting to support the new solutions areas of front office, e-business, project accounting, manufacturing, human resources and enterprise reporting as well as additional costs associated with servicing the increased installed base of Great Plains platform customers. The increase as a percentage of service revenues is primarily the result of additional service personnel in support, training and consulting to support the new solutions areas of front office, e-business, project accounting, manufacturing, human resources and enterprise reporting. We anticipate that cost of services will increase in dollar amount as service revenues increase and may increase as a percentage of service revenue if additional resources are added to support additional new solutions.

    Sales and Marketing.  Sales and Marketing expenses consist primarily of salaries, commissions, travel and promotional expenses. Sales and marketing expenses increased to $16.2 million for the quarter ended November 30, 1999 compared with $11.7 million for the quarter ended November 30, 1998, representing 34.2% and 36.8% of total revenues, respectively. Sales and marketing expenses for the six months ended November 30, 1999 increased to $29.6 million from $21.2 million for the six months ended November 30, 1998, representing 33.9% and 36.0% of total revenues, respectively. The dollar increase in sales and marketing expenses for the quarter and six month period ended November 30, 1999 is attributable to the hiring of additional sales and marketing personnel, continued investments in expanding the capacity and capability of the channel for our Great Plains platform products and increased marketing expenses for our Great Plains platform products including a global advertising and brand awareness campaign. In addition, Great Plains increased sales and marketing expenses related to the operation of our international subsidiaries in Canada, the United Kingdom, Scandinavia, South Africa, Singapore and Australia. The decrease in sales and marketing expenses as a percentage of total revenues for the quarter and six month period ended November 30, 1999 compared to the same periods in the last fiscal year reflects an increase in sales and marketing productivity and a corresponding increase in revenues derived from our Great Plains platform products. Great Plains anticipates that sales and marketing expenses will increase in dollar amount as total revenues increase; however, Great Plains does not anticipate significant changes in sales and marketing expenses as a percentage of total revenues.

    Research and Development.  Research and development expenses consist primarily of compensation of development personnel and depreciation of equipment. Total research and development expenses were $7.2 million for the quarter ended November 30, 1999 compared with $4.7 million for the quarter ended November 30, 1998, representing 15.3% and 14.6% of total revenues, respectively. For the six months ended November 30, 1999, total research and development expenses were $13.4 million, compared with $8.9 million for the six months ended November 30, 1998, representing 15.4% and 15.1% of total revenues, respectively. Research and development expenditure increases and increases in such expenditures as a percentage of total revenues were primarily attributable to additional resources added to further develop the new solution areas of front office, e-business, project accounting, manufacturing, human resources and enterprise reporting including resources added as a result of the fourth quarter 1999 acquisition of Match Data Systems, which included an established development center in Manila, Philippines. We anticipate that we will continue to devote substantial resources to our research and development effort and that research and development expenses will increase in dollar amount in future periods and may increase as a percentage of total revenues.

    General and Administrative.  General and administrative expenses consist primarily of salaries of executive, financial, human resources and information services personnel as well as outside professional fees. General and administrative expenses for the quarter ended November 30, 1999 were $3.8 million, compared with $2.3 million for the quarter ended November 30, 1998 representing 8.0% and 7.3% of total revenues, respectively. For the six months ended November 30, 1999, general and administrative expenses were $7.4 million, compared with $4.9 million for the six months ended November 30, 1998, representing 8.5% and 8.2% of total revenues, respectively. These increases in dollar amounts were primarily due to increased staffing and professional fees to support the expansion of our operations. The Company believes that its general and administrative expenses will increase in dollar amount in the future to support the expansion of its operations.

    Amortization of Acquired Intangibles.  Amortization of acquired intangible assets represents the periodic amortization expense of acquired intangibles and goodwill from acquisitions the Company has completed. The goodwill and acquired intangibles are being amortized over their expected useful lives ranging from four to seven years. Amortization of acquired intangible assets for the quarter ended November 30, 1999 were $0.4 million compared to $0.2 million for the quarter ended November 30, 1998, representing 0.8% of total revenues for both periods. For the six months ended November 30, 1999, amortization of acquired intangible assets were $0.6 million compared with $0.5 million for the six months ended November 30, 1998, representing 0.7% and 0.9% of total revenues respectively. Subsequent to November 30, 1999, the Company acquired three separate entities that were accounted for as purchase accounting transactions. As a result of these transactions, the Company expects to increase its total amortization of acquired intangibles to approximately $1.9 million in the third quarter of fiscal 2000 and then to $2.3 million for the remaining quarters over the next five years. See the Notes to the Consolidated Condensed Financial Statements contained within this document for more information. If additional acquisitions are entered into which require the Company to record additional intangible assets, amortization of acquired intangible assets may increase in both dollar amount and as a percentage of total revenues.

    Other Income, Net.  Other income, net consists primarily of earnings from investments and gains or losses from disposal of fixed assets, net of any interest expense. Other income, net was $1.5 million for the quarter ended November 30, 1999, compared with $0.7 million for the quarter ended November 30, 1998. For the six months ended November 30, 1999, other income, net was $2.8 million compared with $1.3 million for the six months ended November 30, 1998. The increase in dollar amount for both the quarter and six month periods ended November 30, 1999 was primarily a result of increased investment earnings due to increased investments as a result of the more than $47 million received from Great Plains' public offering of common stock in March 1999.

    Provision for Income Taxes.  The Company's income tax provision for the quarter ended November 30, 1999 was $2.9 million, compared with $1.9 million for the quarter ended November 30, 1998. The Company's income tax provision for the six months ended November 30, 1999 was $5.2 million, compared with $3.4 million for the six months ended November 30, 1998. These increases in the provision for income taxes are primarily attributable to the increased operating income for the Company for both the quarter and six months ended November 30, 1999, compared with the quarter and six months ended November 30, 1998. The provision for income taxes was 40% of income before income taxes for the quarter and six months ended November 30, 1999, which is consistent with the fiscal 1999 annual effective income tax rate.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has historically funded operations primarily through cash provided by operations and the sale of equity securities. Currently, the Company meets its working capital needs and capital equipment needs with cash provided by operations.

    Cash provided by operating activities for the six months ended November 30, 1999 was $10.4 million, compared with $7.7 million for the six months ended November 30, 1998. The increase in cash provided by operations for the six months ended November 30, 1998, was primarily due to revenue growth, increased profits from Great Plains' operations as well as an increase in deferred revenue and accrued expenses. These increases were offset, in part, by an increase in accounts receivable and a decrease in accounts payable.

    The Company's investing activities used cash of $22.6 million for the six months ended November 30, 1999, compared with $4.7 million for the six months ended November 30, 1998. The increase in cash used for investing activities for the six months ended November 30, 1999 was attributable to $5.9 million for the purchase of a business, $10.1 million for the purchase of other assets which includes the investment of $10 million by Great Plains to acquire minority interests in two separate companies and $15.8 million for the acquisition of computer software, computer equipment and furniture required to support expansion of our operations and to furnish the new building that the Company moved into in August 1999. These increases were offset, in part, by the sale of $9.3 million in investments.

    The Company's financing activities provided cash of $2.6 million during the six months ended November 30, 1999, compared with cash provided of $1.4 million for the six months ended November 30, 1998. For the six months ended November 30, 1999 and 1998, cash provided by financing activities consisted of proceeds received from the exercise of stock options and stock issued as a result of the Company's employee stock purchase plan.

    The Company's sources of liquidity at November 30, 1999 consisted principally of cash, cash equivalents and investments of $105.2 million. The Company also has a $10.0 million revolving line of credit facility with a bank. The line of credit expires in November 2000 and borrowings made thereunder are subject to certain covenants. No amounts were outstanding under the line of credit at November 30, 1999. The Company believes that its existing cash, cash equivalents and investments, cash generated from operations and the amounts available under the line of credit will be sufficient to fund its operations for the foreseeable future.

Other Disclosures

Year 2000

    Many currently installed computer systems and software were originally coded to accept only two digit entries in the date code fields and, if not corrected, may be unable to distinguish 21st century dates from 20th century dates. These problems could result in system failures or miscalculations causing disruptions of business operations (including, among other things, a temporary inability to process transactions, send invoices or engage in other similar business activities). Such residual Year 2000 problems could affect Great Plains, the U.S. and the world economy generally.

    All of Great Plains' current products are Year 2000 compliant. Great Plains platform products have been Year 2000 compliant since their initial introduction, as are Versions 8 and 9 of the heritage product. Great Plains is currently offering our heritage product customers a free Year 2000 compliant upgrade for prior versions of the heritage product. Even though Great Plains' current products are Year 2000 compliant, there can be no assurance that midmarket businesses will have sufficient resources available for the acquisition of new systems from us because they may be diverting resources to fix internal systems that are not Year 2000 compliant. There have been no reports of material Year 2000 problems with Great Plains platform products or with Versions 8 and 9 of the heritage product.

    Great Plains formed a project team (consisting of representatives from our information technology, finance, manufacturing, product development, sales, marketing and legal departments) to address other internal and external Year 2000 issues. Our internal financial, manufacturing and other computer systems were reviewed to assess and remediate Year 2000 problems. Our assessment of internal systems included our information technology as well as other systems that contain embedded technology in manufacturing or process control equipment containing microprocessors or other similar circuitry. Our Year 2000 compliance program included the following phases:

  •
  identifying systems that needed to be modified or replaced;

  •
  carrying out remediation work to modify existing systems or convert to new systems; and

  •
  conducting validation testing of systems and applications to ensure compliance.

    The amount of remediation work required to address Year 2000 problems has not been extensive. We have replaced certain financial and operational systems in the last several years, and management believes that the new equipment and software substantially addresses Year 2000 issues. Our internal systems have been functioning properly and we have not experienced any material Year 2000 problems.

    There has been no material disruption in products or services purchased by us from our suppliers including areas such as utilities, communications, transportation, and banking attributable to Year 2000 problems. Although we have no reason to believe that this level of service will be disrupted, we cannot fully assess the potential consequences in the event of service interruptions.

    The total cost for resolving Great Plains' Year 2000 issues has been approximately $100,000. The total cost includes the cost of replacing non-compliant systems as a remediation cost in cases where we have accelerated plans to replace such systems. We do not expect to incur material additional Year 2000 remediation costs.

    Based on assessments to date, Great Plains has not experienced and believes it will not experience any material disruption as a result of Year 2000 problems in internal manufacturing processes, information processing or interface with major customers, or with processing orders and billing. However, if certain critical third party providers, such as those providers supplying electricity, water or telephone service, experience difficulties resulting in disruption of service to Great Plains, a shutdown of Great Plains' operations at individual facilities could occur for the duration of the disruption. Great Plains has developed a contingency plan to provide for continuity of processing in the event of various problem scenarios. We have not experienced any major disruption in service from utility companies or other critical third party providers and, assuming that no such disruptions arise, we believe that we will be able to complete our total Year 2000 transition without any material effect on our results of operations or financial condition.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Great Plains does not have operations subject to risks of material foreign currency fluctuations, nor does it use derivative financial instruments in our operations or investment portfolio. Great Plains places our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. The Company does not expect any material loss with respect to our investment portfolio or exposure to market risk associated with interest rates.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The 1999 Annual Meeting of Shareholders of Great Plains Software, Inc. (the "Company") was held on September 15, 1999 (the "Annual Meeting"). Holders of the Company's common stock of record on July 26, 1999 were entitled to one vote per share.

    At the Annual Meeting, Douglas J. Burgum and Frederick W. Burgum were elected directors for a term of three years. The number of votes cast for the election of each director and the number of votes withheld were as follows:

	FOR	WITHHELD
Douglas J. Burgum	14,365,621	98,098
Frederick W. Burgum	14,285,774	177,945

The other directors whose terms of office as directors continued after the Annual Meeting are William V. Campbell, J.A. Heidi Roizen, Joseph S. Tibbetts, Jr. and Bradley J. Burgum.

    With respect to the proposal to approve the appointment of PricewaterhouseCoopers LLP as the Company's independent auditors for the fiscal year ending May 31, 2000, there were 14,459,067 votes cast for the proposal, 1,558 votes cast against the proposal and 3,094 abstentions. There were no broker nonvotes with respect to such matter.

    With respect to the proposal to increase the number of shares authorized under the Company's Incentive Stock Option Plan by 2,500,000 shares, there were 11,058,968 votes cast for the proposal, 2,061,552 votes cast against the proposal and 20,902 abstentions. There were 1,322,297 broker nonvotes with respect to such matter.

ITEM 5.  OTHER INFORMATION

    None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits

    27.1 Financial Data Schedule

(b)
Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter ended November 30, 1999.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: January 13, 2000	GREAT PLAINS SOFTWARE, INC.
	By	/s/ DOUGLAS J. BURGUM Douglas J. Burgum Chairman of the Board, President and Chief Executive Officer (principal executive officer)
	By	/s/ TAMI L. RELLER Tami L. Reller Chief Financial Officer (principal financial officer)
	By	/s/ DAVID K. EDSON David K. Edson Controller (principal accounting officer)

EXHIBIT INDEX

27.1	Financial Data Schedule

QuickLinks

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART II. OTHER INFORMATION

SIGNATURES

EXHIBIT INDEX