Form 10-Q
period 2000-02-29
GREAT PLAINS SOFTWARE INC
filed 2000-04-14
CIK 758540

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 0-22703

GREAT PLAINS SOFTWARE, INC.

(Exact name of registrant as specified in its charter)

MINNESOTA (State or other jurisdiction of incorporation or organization)	45-0374871 (I.R.S. Employer Identification No.)
1701 S.W. 38TH STREET, FARGO, NORTH DAKOTA (Address of principal executive offices)	58103 (Zip Code)

(701) 281-0550
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of April 6, 2000, the number of shares outstanding of the registrant's Common Stock, par value $.01 per share, was 17,392,218.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GREAT PLAINS SOFTWARE, INC.
Consolidated Condensed Balance Sheet
(In thousands)

	February 29, 2000	May 31, 1999
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$28,092	$26,983
Investments	63,564	96,700
Accounts receivable, net	30,473	12,593
Deferred income tax assets	6,049	5,542
Other current assets	6,904	7,086

Total current assets	135,082	148,904
Property and equipment, net	40,362	19,351
Goodwill and other intangibles, net	94,398	3,838
Deferred income tax assets	3,113	3,091
Other assets	11,694	5,068

Total assets	$284,649	$180,252

Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$7,465	$8,392
Accrued expenses	23,272	14,674
Deferred revenue	39,876	23,884
Current portion of long-term debt and capital leases	1,824	—

Total current liabilities	72,437	46,950
Long-term liabilities:
Deferred income tax liabilities	2,869	109
Long-term debt and capital leases, net of current portion	6,608	—

Total liabilities	81,914	47,059
Stockholders' equity:
Common stock	165	154
Additional paid-in capital	181,322	118,683
Accumulated other comprehensive loss	(1,252)	(162)
Retained earnings	22,500	14,518

Total stockholders' equity	202,735	133,193

Total liabilities and stockholders' equity.	$284,649	$180,252

See accompanying notes to the consolidated condensed financial statements.

GREAT PLAINS SOFTWARE, INC.
Consolidated Condensed Statement of Income
(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	Feb. 29, 2000	Feb. 28, 1999	Feb. 29, 2000	Feb. 28, 1999
	(unaudited)		(unaudited)
Revenues:
License	$25,301	$21,247	$75,766	$55,802
Service	22,756	14,597	59,525	38,978

Total revenues	48,057	35,844	135,291	94,780

Cost of revenues:
License	6,414	5,388	18,927	14,041
Service	8,624	4,910	22,054	12,634
Amortization of acquired intangibles	261	—	284	—

Total cost of revenues	15,299	10,298	41,265	26,675

Gross profit	32,758	25,546	94,026	68,105

Operating expenses:
Sales and marketing	15,842	12,363	45,396	33,568
Research and development	8,516	5,098	21,917	14,012
General and administrative	4,357	3,018	11,758	7,872
Amortization of acquired intangibles	1,989	257	2,585	786

Total operating expenses	30,704	20,736	81,656	56,238

Operating income	2,054	4,810	12,370	11,867
Other income, net	1,465	794	4,257	2,142

Income before income taxes	3,519	5,604	16,627	14,009
Income tax provision	3,401	2,242	8,645	5,603

Net income	$118	$3,362	$7,982	$8,406

Income per common share:
Basic	$0.01	$0.24	$0.51	$0.61
Diluted	$0.01	$0.23	$0.49	$0.58
Shares used in computing income per common share:
Basic	15,876,776	13,890,107	15,639,805	13,828,243
Diluted	16,639,068	14,589,959	16,356,893	14,511,467

See accompanying notes to the consolidated condensed financial statements.

GREAT PLAINS SOFTWARE, INC.
Consolidated Condensed Statement of Cash Flows
(In thousands)

	Nine Months Ended
	Feb. 29, 2000	Feb. 28, 1999
	(unaudited)	(unaudited)
Cash flows from operating activities:
Funds generated by current operations:
Net income	$7,982	$8,406
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,188	3,568
Deferred income tax expense	1,068	(374)
Changes in operating assets and liabilities excluding the effect of business combinations:
Accounts receivable	(9,511)	(1,754)
Other current assets	1,348	(1,225)
Accounts payable	(2,900)	(265)
Accrued expenses	1,438	(550)
Deferred revenue	10,881	6,843

Net cash provided by operating activities	18,494	14,649
Cash flows from investing activities:
Purchases of property and equipment	(23,370)	(5,379)
Net sale of investments	33,136	624
Purchase of businesses	(23,873)	—
Purchase of other assets	(10,397)	(1,846)

Net cash used by investing activities	(24,504)	(6,601)
Cash flows from financing activities:
Exercise of stock options	4,707	2,764
Proceeds from loan	3,543	—
Payment of long-term debt & capital lease obligations	(41)	—

Net cash provided by financing activities	8,209	2,764
Effect of accumulated other comprehensive income items	(1,090)	(42)

Net increase in cash and cash equivalents	1,109	10,770
Cash and cash equivalents at beginning of period	26,983	18,197

Cash and cash equivalents at end of period	$28,092	$28,967

See accompanying notes to the consolidated condensed financial statements.

GREAT PLAINS SOFTWARE, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

1. Basis of Presentation

    The information at February 29, 2000 and February 28, 1999 and for the three and nine months then ended is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which the Company's management believes to be necessary for the fair presentation of the financial position, results of operations and changes in cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Despite management's best effort to establish good faith estimates and assumptions, actual results may differ.

    The accompanying interim financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended May 31, 1999. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by rules and regulations of the Securities and Exchange Commission. Interim results of operations for the three and nine months ended February 29, 2000 are not necessarily indicative of operating results for the full fiscal year.

    Certain amounts in the financial statements for the three and nine months ending February 28, 1999 have been reclassified to conform with the current period presentation.

2. Earnings per Share

    Basic earnings per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share.

    The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	Feb. 29, 2000	Feb. 28, 1999	Feb. 29, 2000	Feb. 28, 1999
	(In thousands, except share and per share amounts)
Basic earnings per share calculation:
Net income available to common shareholders	$118	$3,362	$7,982	$8,406
Weighted average common shares	15,876,776	13,890,107	15,639,805	13,828,243
Basic net income per share	$0.01	$0.24	$0.51	$0.61

Diluted earnings per share calculation:
Net income	$118	$3,362	$7,982	$8,406
Shares calculation
Weighted average number of common shares	15,876,776	13,890,107	15,639,805	13,828,243
Effect of dilutive stock options	762,292	699,852	717,088	683,224

	16,639,068	14,589,959	16,356,893	14,511,467
Diluted net income per share	$0.01	$0.23	$0.49	$0.58

3. Comprehensive Income (Loss)

    Comprehensive income (loss) for the Company includes net income, the effects of currency translation which are charged or credited to the cumulative translation adjustments account within stockholders' equity, and the unrealized gain/loss on investments available for sale which is recorded within stockholders' equity. Comprehensive income for the three and nine months ended February 29, 2000 and February 28, 1999 are as follows:

	Three Months Ended		Nine Months Ended
	Feb. 29, 2000	Feb. 28, 1999	Feb. 29, 2000	Feb. 28, 1999
	(Dollars in thousands)
Net income	$118	$3,362	$7,982	$8,406
Changes in cumulative translation adjustments and unrealized gain/loss on investments	(1,382)	(43)	(1,090)	(42)

Comprehensive income (loss)	$(1,264)	$3,319	$6,892	$8,364

4. Business Combinations

    In October 1999, the Company acquired Southern Plains, LLC through the payment of approximately $5.7 million of cash. This acquisition provides ownership of the field service solution for which the Company was previously marketing under an OEM agreement.

    In December 1999, the Company established a wholly owned subsidiary in Germany. Total consideration for the acquisition was approximately $4.6 million.

    In January 2000, the Company acquired RealWorld Corporation, a developer of accounting and business solutions, through a merger agreement by the issuance of approximately 184,000 shares of the Company's common stock and $5.5 million in cash.

    In January 2000, the Company acquired FORESTAR Asset Management, LLC through the issuance of approximately 104,000 shares of the Company's common stock and $900,000 in cash. This acquisition provides ownership of the fixed asset management solution for the E-business platform products for which the Company was previously marketing under an OEM agreement.

    In January 2000, the Company acquired BTK Software & Consulting AG, a developer of front office and back office solutions based in Germany, through the issuance of approximately 96,000 shares of the Company's common stock and $5.5 million in cash.

    In February 2000, the Company acquired PWA Group, Limited, a provider of human resource and payroll solutions based in the United Kingdom, through the issuance of approximately 416,000 shares of the Company's common stock and $6.8 million in cash.

    All of the transactions above were accounted for using the purchase accounting method and accordingly, the net assets acquired were recorded at their estimated fair values at the effective dates of the acquisitions. The allocation of the total purchase price of the acquisitions include $2.5 million to the fair value of net tangible assets and $84.3 million to identifiable intangible assets and goodwill. The value of the intangible assets was determined by a third party appraiser. Due to the timing of the acquisitions within the quarter, the allocation of the intangible assets is preliminary and the actual allocation could differ when the appraisals are completed. Intangible assets are being amortized over their estimated lives of four to five years.

5. Subsequent Events

    In March 2000, the Company acquired FRx Software Corporation, a developer of financial reporting packages, through a merger agreement by the issuance of approximately 823,000 shares of the Company's common stock and $9.7 million in cash. This merger will be accounted for as a purchase accounting transaction.

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

	Three Months Ended		Nine Months Ended
	Feb. 29, 2000	Feb. 28, 1999	Feb. 29, 2000	Feb. 28, 1999
As a percentage of total revenues
Revenues:
License	52.7%	59.3%	56.0%	58.9%
Service	47.3	40.7	44.0	41.1

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
License	13.4	15.0	14.0	14.8
Service	17.9	13.7	16.3	13.3
Amortization of acquired intangibles	0.5	—	0.2	—

Total cost of revenues	31.8	28.7	30.5	28.1

Gross profit	68.2	71.3	69.5	71.9

Operating expenses:
Sales and marketing	33.0	34.5	33.6	35.5
Research and development	17.7	14.2	16.2	14.8
General and administrative	9.1	8.5	8.7	8.3
Amortization of acquired intangibles	4.1	0.7	1.9	0.8

Total operating expenses	63.9	57.9	60.4	59.4

Operating income	4.3	13.4	9.1	12.5
Other income, net	3.0	2.2	3.2	2.3

Income before income taxes	7.3	15.6	12.3	14.8
Income tax provision	7.1	6.2	6.4	5.9

Net income	0.2%	9.4%	5.9%	8.9%

REVENUES

    Revenues.  Revenues for the quarter ended February 29, 2000 were $48.1 million, representing an increase of 34.1% over revenues of $35.8 million for the quarter ended February 28, 1999. Revenues for the nine months ended February 29, 2000 were $135.3 million, representing an increase of 42.7% over revenues of $94.8 million for the nine months ended February 28, 1999. These increases in revenues were primarily due to increased demand for the Company's eEnterprise and Dynamics products (together, the E-business platform products) and related service fees. The following tables set forth for the periods indicated E-business platform and heritage product revenues, each as a percentage of total revenues:

	Three Months Ended		Nine Months Ended
	Feb. 29, 2000	Feb. 28, 1999	Feb. 29, 2000	Feb. 28, 1999
E-business platform product revenues	95.4%	93.3%	96.1%	93.1%
Heritage product revenues	4.6%	6.7%	3.9%	6.9%

    E-business platform product revenues, including license and service fees, were $45.8 million for the quarter ended February 29, 2000, representing an increase of 37.0% over E-business platform product revenues of $33.5 million for the quarter ended February 28, 1999. For the nine months ended February 29, 2000, E-business platform product revenues were $130.0 million, an increase of 47.3% over the $88.2 million in E-business platform product revenues for the nine months ended February 28, 1999. These increases in revenues were primarily the result of increases in new and existing customer licenses as well as increased revenues from maintenance and telephone support contracts due to an increased installed base of E-business platform customers.

    The increase in E-business platform product revenues was offset, in part, by a decrease in revenues from Great Plains heritage products. Heritage product revenues decreased to $2.2 million for the quarter ended February 29, 2000 from $2.4 million for the quarter ended February 28, 1999 representing a decrease of 7.0%. For the nine months ended February 29, 2000, heritage product revenues decreased to $5.3 million from $6.6 million for the same period last fiscal year, a decrease of 18.8%. The decrease in heritage product revenues was primarily due to a decrease in demand for DOS and Macintosh solutions, which reflect the broader market trend toward Windows, Windows NT, and web-based solutions.

    The Company's international revenues increased 60.8% to $9.2 million for the quarter ended February 29, 2000, when compared with international revenues of $5.7 million for the quarter ended February 28, 1999. International revenues as a percentage of total revenues were 19.1% and 15.9% for the three months ended February 29, 2000 and February 28, 1999, respectively. International revenues for the nine months ended February 29, 2000 were $23.4 million, representing an increase of 49.6% over international revenues of $15.7 million for the nine months ended February 28, 1999. For the nine months ended February 29, 2000 and February 28, 1999 international revenues as a percentage of total revenues were 17.3% and 16.5%, respectively. This increase in dollar amount as well as the increase as a percentage of total revenues can be partially attributed to the acquisition of international operations in Europe that became effective during the quarter ended February 29, 2000. Great Plains also has existing international subsidiaries in Canada, the United Kingdom, Australia, Philippines, South Africa, Singapore, and Scandinavia.

    License.  Total license fee revenues for the quarter ended February 29, 2000 were $25.3 million, representing an increase of 19.1% over license revenues of $21.2 million for the quarter ended February 28, 1999. For the nine months ended February 29, 2000, license fee revenues were $75.8 million, representing an increase of 35.8% over the $55.8 million in license revenues for the nine months ended February 28, 1999. This increase in total license fees was largely attributable to demand for Great Plains' E-business platform products from both new and existing customers. The increase in demand for the E-business platform products was also driven by demand for the new solution areas of front office, human resources, project accounting and e-commerce.

    Service.  Service revenues for the quarter ended February 29, 2000 were $22.8 million, representing an increase of 55.9% over service revenues of $14.6 million for the quarter ended February 28, 1999. Service revenues for the nine months ended February 29, 2000 were $59.5 million, representing an increase of 52.7% over service revenues of $39.0 million for the nine months ended February 28, 1999. The increase in service revenues is due largely to the increased number of licenses for E-business platform products and renewals of existing maintenance and support contracts from the increased installed base of E-business platform customers. The increase in service revenues as a percentage of total revenues is due primarily to renewals of existing maintenance and support contracts from the installed base of E-business platform customers. Service revenues as a percentage of total revenues were 47.3% for the three months ended February 29, 2000 compared with 40.7% of total revenues for the three months ended February 28, 1999. For the nine months ended February 29, 2000 and February 28, 1999, service revenues as a percentage of total revenues were 44.0% and 41.1%, respectively.

COSTS AND EXPENSES

    Cost of License Fees.  Cost of license fees consists primarily of the costs of royalties paid to third-party vendors, product manuals, media, and shipping. Cost of license fees for the quarter ended February 29, 2000 increased to $6.4 million from $5.4 million in the quarter ended February 28, 1999, representing 25.4% and 25.4% of total license fee revenues, respectively. Cost of license fees for the nine months ended February 29, 2000 increased to $18.9 million from $14.0 million in the nine months ended February 28, 1999, representing 25.0% and 25.2% of total license fee revenues, respectively. The dollar increases in the cost of licenses for the quarter and nine months ended February 29, 2000 were primarily attributable to the overall growth in license fee revenues. Cost of license fees as a percentage of license revenues for both the three and nine months ended February 29, 2000 remained relatively constant.

    Cost of Services.  Cost of services consists of the costs of providing telephone support, training and consulting services to customers and partners. Cost of services for the quarter ended February 29, 2000 increased to $8.6 million from $4.9 million for the quarter ended February 28, 1999, representing 37.9% and 33.6% of total service revenues, respectively. Cost of services for the nine months ended February 29, 2000 increased to $22.1 million from $12.6 million for the nine months ended February 28, 1999, representing 37.0% and 32.4% of total service revenues, respectively. The increase in dollar amount and the increase as a percentage of service revenues are the results of additional service personnel in support, training and consulting to support the new solutions areas of front office, human resources, project accounting and e-commerce as well as additional costs associated with servicing the increased installed base of E-business platform customers. We anticipate that cost of services will increase in dollar amount as service revenues increase and may increase as a percentage of service revenue if additional resources are added to support additional new solutions.

    Sales and Marketing.  Sales and Marketing expenses consist primarily of salaries, commissions, travel and promotional expenses. Sales and marketing expenses increased to $15.8 million for the quarter ended February 29, 2000 compared with $12.4 million for the quarter ended February 28, 1999, representing 33.0% and 34.5% of total revenues, respectively. Sales and marketing expenses for the nine months ended February 29, 2000 increased to $45.4 million from $33.6 million for the nine months ended February 28, 1999, representing 33.6% and 35.5% of total revenues, respectively. The dollar increase in sales and marketing expenses for the quarter and nine months ended February 29, 2000 is attributable to the hiring of additional sales and marketing personnel, continued investments in expanding the capacity and capability of the channel for our E-business platform products and increased marketing expenses for our E-business platform products including a global advertising and brand awareness campaign. In addition, Great Plains increased sales and marketing expenses related to the operation of our international subsidiaries in Canada, the United Kingdom, Scandinavia, South Africa, Singapore, Germany and Australia. The decrease in sales and marketing expenses as a percentage of total revenues for the quarter and nine months ended February 29, 2000 compared to the same periods in the last fiscal year reflects an increase in sales and marketing productivity and a corresponding increase in revenues derived from our E-business platform products. Great Plains anticipates that sales and marketing expenses will increase in dollar amount as total revenues increase; however, Great Plains does not anticipate significant changes in sales and marketing expenses as a percentage of total revenues.

    Research and Development.  Research and development expenses consist primarily of compensation of development personnel and depreciation of related equipment. Total research and development expenses were $8.5 million for the quarter ended February 29, 2000 compared with $5.1 million for the quarter ended February 28, 1999, representing 17.7% and 14.2% of total revenues, respectively. For the nine months ended February 29, 2000, total research and development expenses were $21.9 million, compared with $14.0 million for the nine months ended February 28, 1999, representing 16.2% and 14.8% of total revenues, respectively. Research and development expenditure increases in dollar amount and as a percentage of total revenues were primarily attributable to additional resources added to further develop the new solution areas of front office, human resources, project accounting and e-commerce including resources added as a result of the fourth quarter 1999 acquisition of Match Data Systems, which included an established development center in Manila, Philippines. We anticipate that we will continue to devote substantial resources to our research and development effort and that research and development expenses will increase in dollar amount in future periods and may increase as a percentage of total revenues.

    General and Administrative.  General and administrative expenses consist primarily of salaries of executive, financial, human resources and information services personnel as well as outside professional fees. General and administrative expenses for the quarter ended February 29, 2000 were $4.4 million, compared with $3.0 million for the quarter ended February 28, 1999 representing 9.1% and 8.5% of total revenues, respectively. For the nine months ended February 29, 2000, general and administrative expenses were $11.8 million, compared with $7.9 million for the nine months ended February 28, 1999, representing 8.7% and 8.3% of total revenues, respectively. The increase in dollar amounts was primarily due to increased staffing and professional fees to support the expansion of our operations. The Company believes that its general and administrative expenses will continue to increase in dollar amount in the future to support the expansion of its operations.

    Amortization of Acquired Intangibles.  Amortization of acquired intangible assets represents the periodic amortization expense of acquired intangibles and goodwill from acquisitions the Company has completed. The portion of acquired intangible assets that is identified as 'acquired technology' is included in the Cost of Revenues section of the Income Statement. The acquired technology assets are being amortized over their expected useful lives ranging from four to five years. Amortization of acquired technology for the quarter ended February 29, 2000 was $0.3 million, representing 0.5% of total revenues. For the nine months ended February 29, 2000, amortization of acquired technology was $0.3 million, representing 0.2% of total revenues. There was no amortization of acquired technology for the three and nine months ended February 28, 1999. With the exception of acquired technology, which is included in the Cost of Revenues section of the Income Statement, amortization of acquired intangible assets and goodwill is recorded within the Operating Expense section of the Income Statement. The goodwill and acquired intangibles are being amortized over their expected useful lives ranging from four to seven years. Amortization of acquired intangible assets for the quarter ended February 29, 2000 was $2.0 million compared to $0.3 million for the quarter ended February 28, 1999, representing 4.1% and 0.7% of total revenues, respectively. For the nine months ended February 29, 2000, amortization of acquired intangible assets was $2.6 million compared with $0.8 million for the nine months ended February 28, 1999, representing 1.9% and 0.8% of total revenues respectively. The increase of amortization of intangibles both in dollar amount and as a percentage of total revenues is due to the acquisitions that were completed in fiscal 2000. Given that the majority of these acquisitions occurred during the three months ended February 29, 2000 and thus did not result in a full quarter of amortization expense and given the subsequent acquisition of FRx Software Corporation, which will be accounted for as a purchase accounting transaction, amortization of acquired intangibles will increase in future periods. See Footnote 4 "Business Combinations" in Notes to Consolidated Condensed Financial Statements.

    Other Income, Net.  Other income, net consists primarily of earnings from investments and gains or losses from disposal of fixed assets, net of any interest expense. Other income, net was $1.5 million for the quarter ended February 29, 2000, compared with $0.8 million for the quarter ended February 28, 1999. For the nine months ended February 29, 2000, other income, net was $4.3 million compared with $2.1 million for the nine months ended February 28, 1999. The increase in dollar amount for both the quarter and nine months ended February 29, 2000 was primarily a result of increased investment earnings due to increased investments as a result of the more than $47 million received from Great Plains' public offering of common stock in March 1999.

    Provision for Income Taxes.  The Company's income tax provision for the quarter ended February 29, 2000 was $3.4 million, compared with $2.2 million for the quarter ended February 28, 1999. The Company's income tax provision for the nine months ended February 29, 2000 was $8.6 million, compared with $5.6 million for the nine months ended February 28, 1999. The income tax provision for the three months ended February 29, 2000 reflects an increased annual effective tax rate as a result of the non-deductibility for income tax purposes of the amortization of certain acquired intangibles. The increase in the provision for income taxes for the nine months ended February 29, 2000, compared with the nine months ended February 28, 1999 is a result of increased operating income as well as an increase in the effective tax rate as a result of the non-deductibility for income tax purposes the amortization of certain acquired intangibles.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has historically funded operations primarily through cash provided by operations and the sale of equity securities. Currently, the Company meets its working capital needs with cash provided by operations.

    Cash provided by operating activities for the nine months ended February 29, 2000 was $18.5 million, compared with $14.6 million for the nine months ended February 28, 1999. The increase in cash provided by operations for the nine months ended February 29, 2000, was due to an increase in amortization expense, an increase in deferred revenue, a decrease in other current assets and an increase in accrued expenses. These increases were offset, in part, by an increase in accounts receivable and a decrease in accounts payable.

    The Company's investing activities used cash of $24.5 million for the nine months ended February 29, 2000, compared with $6.6 million for the nine months ended February 28, 1999. The increase in cash used for investing activities for the nine months ended February 29, 2000 was attributable to $23.9 million for the purchase of businesses, $10.4 million for the purchase of other assets which includes the investment of $10 million by Great Plains to acquire minority interests in two separate companies and $23.4 million for the acquisition of computer software, computer equipment and furniture required to support expansion of our operations, to furnish the new building that the Company moved into in August 1999 and for costs related to the construction of a second building. These increases were offset, in part, by the sale of $33.1 million in investments.

    The Company's financing activities provided cash of $8.2 million during the nine months ended February 29, 2000, compared with cash provided of $2.8 million for the nine months ended February 28, 1999. For the nine months ended February 29, 2000, cash provided by financing activities consisted of loan proceeds of $3.5 million and proceeds of $4.7 million received from the exercise of stock options and stock issued as a result of the Company's employee stock purchase plan. Cash provided by financing activities for the nine months ended February 28, 1999 consisted of proceeds received from stock options and stock issued as a result of the Company's employee stock purchase plan.

    The Company's sources of liquidity at February 29, 2000 consisted principally of cash, cash equivalents and investments of $91.7 million. The Company and it's subsidiaries also have combined lines of credit totaling $12.2 million. As of February 29, 2000, there was $1.0 million outstanding under these agreements. These lines of credit are renewable at various points in the next twelve months and borrowings made thereunder are subject to certain covenants. The Company believes that its existing cash, cash equivalents and investments, cash generated from operations and the amounts available under the lines of credit will be sufficient to fund its operations for the foreseeable future.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    On December 3, 1999, the Securities and Exchange Commission published Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." This SAB summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. This SAB is required to be implemented by the Company in fiscal 2001. Management believes the adoption of SAB No. 101 will not have a material effect on the Company's financial statements.

CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION

    The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company's expectations or beliefs, including, but not limited to, statements concerning the Company's operations and financial performance and condition. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. The Company cautions that these statements by their nature involve risks and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors, including those described in Exhibit 99.1 to this Quarterly Report on Form 10-Q for the fiscal quarter ended February 29, 2000.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    On January 6, 2000, the Company acquired RealWorld Corporation, a developer of accounting and business solutions, through a merger agreement by the issuance of 183,983 shares of the Company's common stock and $5.5 million in cash.

    On January 6, 2000, the Company acquired FORESTAR Asset Management, LLC through the issuance of 104,064 shares of the Company's common stock and $900,000 in cash. This acquisition provides ownership of the fixed asset management solution for the E-business platform products for which the Company was previously marketing under an OEM agreement.

    On January 21, 2000, the Company acquired BTK Software & Consulting AG, a developer of front office and back office solutions based in Germany, through the issuance of 95,883 shares of the Company's common stock and $5.5 million in cash.

    The issuance and sale of the shares of common stock described above were deemed to be exempt from registration under the Securities Act of 1993 in reliance on Section 4(2) of the Act or Regulation D promulgated thereunder as transactions by the issuer not involving a public offering, where the purchasers represented their intention to acquire securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof, and received or had access to adequate information about Great Plains Software, Inc.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits

27.1
Financial Data Schedule

99.1
Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

(b)
Reports on Form 8-K

    The Company filed a Form 8-K on January 25, 2000 reporting the acquisition of RealWorld Corporation as an Item 5 event. Neither the financial statements of RealWorld Corporation nor pro forma financial information was required for this filing.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 14, 2000
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

QuickLinks

PART I—FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K