Form 10-K405
period 2000-05-31
GREAT PLAINS SOFTWARE INC
filed 2000-08-11
CIK 758540

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2000

Commission File Number
0-22703

GREAT PLAINS SOFTWARE, INC.
(Exact name of registrant as specified in its charter)

MINNESOTA (State or other jurisdiction of incorporation or organization)	45-0374871 (I.R.S. Employer ID No.)
1701 S.W. 38th Street, Fargo, North Dakota (Address of principal executive offices)	58103 (Zip Code)

(701) 281-0550
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

    The aggregate market value of Common Stock, par value $.01 per share, held by non-affiliates of the registrant as of July 26, 2000 was approximately $281,745,368 (based on the last sale price of such stock as quoted on the Nasdaq National Market ($18.422) on such date).

    As of July 26, 2000, the number of shares outstanding of the registrant's Common Stock, par value $.01 per share, was 19,906,692.

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's Proxy Statement dated August 7, 2000 for the 2000 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K (the "Form 10-K Report").

This Form 10-K Serves As The Company's 2000 Annual Report To Shareholders.

PART I

ITEM 1.  BUSINESS

GENERAL

    Great Plains (Nasdaq: GPSI) offers e-business solutions that interconnect business communities. These e-business solutions automate processes among financials, distribution, enterprise reporting, project accounting, electronic commerce, human resources and payroll, manufacturing, sales and marketing management, customer service and support functions. Great Plains' solutions are sold and implemented by a unique worldwide network of independent partner organizations that share the company's commitment to lasting customer relationships. Named four times to the "Top 100 Companies to Work for in America" list, Great Plains has more than 2,000 team members worldwide.

    Great Plains' e-business solutions are designed to meet the broad spectrum of business application needs of the "midmarket," which generally consists of businesses with $1 million to $500 million in annual revenues. We design, develop, market, sell and support e-business solutions that are cost-effective, scalable, easy to implement, customize and use. Our e-business solutions help our customers electronically interconnect with their employees, customers, and suppliers. Our solutions are available in eight languages, leverage the Internet, and are optimized for Microsoft technologies, the standard in the midmarket. Great Plains' solutions are also fully and seamlessly integrated across the application areas of back office, front office and e-business.

    Great Plains has made a significant investment in building an experienced, knowledgeable and highly motivated distribution network, which consists of value added resellers (VARs), systems integrators, independent software vendors (ISVs), national, regional and local accounting firms, specialized software consultants and Internet strategy and implementation organizations (eBuilders) (together, the "partners"). Through our partner network, we provide customers with trained and knowledgeable software professionals who are available locally to implement our systems as well as provide ongoing professional services. Partners customize Great Plains' systems to fit individual business needs, and more than 300 ISVs provide vertical and horizontal extensions to our eEnterprise, Dynamics and Solomon solutions. Great Plains believes that high quality professional services are an essential element of a successful solution implementation and are vital to maintaining customer and partner satisfaction. We dedicate significant resources to delivering timely, reliable and innovative service to our customers and partners.

    We have received numerous industry awards for our customer and partner service including our innovative eService offerings, CustomerSource and PartnerSource. We also earned a 1998 "Best Practices Award," sponsored by Arthur Andersen, in the category of "Exceeding Customer Expectations." Great Plains has been recognized by numerous notable industry organizations and publications including Forbes ASAP's "Dynamic 100" companies on April 5, 1999; Start's "Hottest Companies of 1999" in July 1999; Business Week's "100 Hot Growth Companies" on November 1, 1999; and the company is featured in The One to One Manager, Real World Lessons in Customer Relationship Management, by Don Peppers and Martha Rogers, Ph.D., published in 1999. We also earned the 1999 "Global Best Practices Awards," sponsored by Arthur Andersen, in the category of "Strategic Leadership". The January 17, 2000 issue of FORTUNE magazine, named Great Plains as one of the "100 Best Companies to Work for in America" for the fourth time. Great Plains also received the Presidential "E" award from the President of the United States in July 1999 for outstanding contributions to export commerce.

    Great Plains was founded in 1981 and was incorporated as a Minnesota corporation in 1983.

THE MIDMARKET OPPORTUNITY

    Great Plains' solutions are designed to meet the business application needs of the "midmarket," which generally consists of businesses with $1 million to $500 million in annual revenues. Dun and Bradstreet estimates there are 2.4 million businesses in the midmarket.

    Growth in the midmarket applications segment is driven both by midmarket companies replacing aging systems with next-generation strategic applications across back office, front office and e-business and by start up and high growth entrepreneurial companies using software and technology including Internet technologies to help fuel their growth. As these organizations experience rapid growth into new and emerging markets, they often have limited information technology (IT) budgets, resources and capital. As a result, midmarket companies require systems that are cost effective, yet functionally rich, scalable, easy to customize, implement and use.

    In addition, Great Plains believes that the Internet, with its ability to deliver a global standards-based platform for next generation business applications, will change the way commerce is conducted by businesses of every size. As a result, Great Plains believes that midmarket customers will require an interconnected business solution to deliver on the interaction, transaction and content needs of all constituents in the business community including employees, prospects, customers, suppliers, partners and other stakeholders.

    Today, more than 130,000 global customers across virtually every industry use one or more of Great Plains' interconnected business solutions. Some of our customers are implementing our back office, front office or e-business applications as a point solution and many of our customers are leveraging and implementing our solutions as a fully integrated back office, front office and e-business solution including our Internet and electronic commerce solutions.

STRATEGY

    Great Plains' strategy is to extend our position in the midmarket as a leading provider of interconnected business solutions across back office, front office and e-business. To meet the needs of businesses in the midmarket, we have implemented the following strategies:

Interconnected Business Solution

    As the Internet changes almost every aspect of business, midmarket companies will need to implement comprehensive Internet and electronic commerce solutions to remain competitive. Great Plains provides a comprehensive interconnected business solution across back office, front office and e-business. These solutions allow our customers to effectively conduct both business-to-consumer and business-to-business electronic transactions. Great Plains' interconnected business solutions also enable our customers to communicate and deliver services to their employees, customers and suppliers through our employee-facing, customer-facing and supplier-facing applications. These applications allow their employees, customers and suppliers to receive Web-based services and interact with the company from their desktop.

Fully Integrated Application Platform

    Midmarket companies are increasingly demanding a fully integrated e-business platform across front office and back office applications, including comprehensive Internet and electronic commerce solutions. Great Plains, through our own internal development efforts, acquisitions, and strategic partnerships, provides a fully integrated platform of front office, back office and e-business solutions. This e-business platform consists of financial, distribution, enterprise reporting, project accounting, electronic commerce, human resources and payroll, manufacturing, servicemanagement, sales and marketing, and customer service and support applications. In addition, independent software vendors offer more than 300 vertical and horizontal applications that further extend Great Plains' software solutions.

Technology Leadership

    Great Plains has built a strong record of technical leadership and we continue to invest record levels into the development of new technologies and products. Great Plains eEnterprise, Dynamics and Solomon provide award-winning functionality to midmarket companies including technology-based features across navigation, customization, information access, scalability and integration and are designed to take full advantage of Windows 2000. With Release 6.0, Great Plains extends our technology leadership for both eEnterprise and Dynamics by significantly expanding our use of XML-enabled objects across our back office, front office and e-business solutions. This technology allows our customers to integrate their web storefront with Great Plains' back office solutions regardless of the storefront's technology platform. Great Plains' product architecture is well suited for ongoing integration of new technologies.

Industry-leading Services

    Great Plains believes that high quality professional services are an essential element of a successful solution implementation and are vital to maintaining customer and partner satisfaction. Great Plains has invested significantly in technology and team members to develop a broad set of eServices for our customers and partners including Web-based technical support and Web-based training. In addition, we offer high quality on-sight consulting and training services to our customers and partners across back office, front office and e-business. Great Plains has received numerous industry awards for our customer and partner service.

Global Product Offering and Infrastructure

    Great Plains sells our products in the United States and through subsidiaries located in Canada, the United Kingdom, Germany, South Africa, Singapore and Australia. In fiscal 2000, we significantly expanded our European presence and operations through the acquisitions of PWA Group Limited, a global human resources solutions provider in the United Kingdom; and BTK Software and Consulting AG, an established midmarket business application provider in Germany. In addition, we sell our products through international distribution partners in Mexico, Poland, the Czech Republic, the Benelux countries, Portugal, Latin America and the Middle East. Great Plains intends to expand our global infrastructure through growth in our existing subsidiary and international partner operations and by extending the global functionality of our eEnterprise, Dynamics and Solomon products. In addition to our development offices in the United States, Great Plains also has development offices in the United Kingdom, Germany and the Philippines.

World Class Partner Network

    The Great Plains partner network has been highly effective in serving the needs of midmarket organizations. To assist our partners in selling and implementing our solutions, Great Plains offers extensive programs that provide partners with product and sales training, sales and marketing assistance and technical support to help them develop and expand their businesses. Great Plains continues to grow and strengthen this partner network through partner recruiting efforts, channel development programs and training, and certification and recognition programs. In addition, Great Plains has developed a program that provides product and curricula offerings to colleges and universities designed to increase the number of graduates familiar with our products. Great Plains offers a number of educational and networking conferences each year, including "Stampede," an annual partner conference in Fargo. In 1999, 1,800 participants attended Stampede.

TECHNOLOGY

    Great Plains has built a strong record of technical leadership and continues to invest at record levels on the development of new technologies and products. Great Plains' solutions leverage industry-leading technologies including Internet technologies and are based on the following:

Internet and Electronic Commerce Enabled

    Great Plains was among the first midmarket solution providers to deliver Internet and e-commerce enabled business management solutions. We leverage Internet and e-commerce technologies, such as Microsoft Site Server, Commerce Edition, to deliver business-to-business and consumer-to-business e-commerce solutions as well as customer-facing, employee-facing and supplier-facing applications. Our business-to-business and consumer-to-business solutions allow our customers to complete digital transactions over the Internet, both with new and established customers. Our customer-facing, employee-facing, and supplier-facing applications allow customers to deliver Web-based desktop services to their customers and employees.

Standards-based C++ Development Architecture

    The development architecture of Great Plains' e-business solutions is standards-based C++. This powerful and flexible development environment has enabled us to build our products to leverage important technology advancements including 32-bit technologies, Windows NT, Microsoft SQL Server, Visual Basic for Applications, and Microsoft's standard for application interoperability, the Component Object Model (COM). The use of standards-based C++ as our development architecture will provide us flexibility in continuing to deliver solutions on emerging technologies and platforms.

Microsoft Based Technologies

    Great Plains eEnterprise, Dynamics and Solomon are optimized for the latest releases of Microsoft SQL Server, and include stored procedures to enhance distributed processing, overall performance and data integrity. Great Plains' solutions are also designed and optimized for Microsoft Windows 2000 Advanced Server, Microsoft Windows NT Server, Microsoft Internet Information Server, Microsoft Transaction Server, Microsoft Site Server Commerce Edition and Microsoft Visual Basic for Applications, enhancing data accessibility and system scalability.

Component-Based Functionality

    The business rules of Great Plains' products have been designed and developed into "logic components." This component-based product design allows us to use software code multiple times within a product, and from product to product, increasing the speed with which new applications and product extensions can be developed. The component-based architecture of our products also allows our applications and third-party applications to share a common user interface, thereby creating a seamless and easy-to-use environment for customers. In addition, the components that make up the business logic are separate from the technical application layer, allowing Great Plains to adopt new technologies like COM and VBA rapidly without affecting the quality or performance of the applications.

Next Generation Products

    Great Plains maintains a significant technical research and next-generation development team focused on assessing and incorporating new technologies into our current and future products. As a leading developer on the Microsoft platform, Great Plains has extensively collaborated with Microsoft on the development of Microsoft.NET Framework. We chose Microsoft's.NET Framework and the C# programming language for our next-generation e-business solutions for its increased productivity, reliability, multi-language support and Internet capabilities. Our strategy for the development of next-generation products includes the development of solutions that will allow our more than 130,000 customers to migrate to our newest solutions.

PRODUCTS

    Great Plains provides e-business solutions that interconnect business communities. These solutions automate processes across the back office functions of financials, distribution, enterprise reporting, project accounting, human resources and payroll, manufacturing, and the front office applications of sales and marketing management, customer service and support. In addition, Great Plains provides solutions across electronic commerce, self-service and Web-based analytics.

Great Plains Back Office Products

    Great Plains eEnterprise, Dynamics and Solomon have received more than 15 industry awards, including "Best Functionality" in the Microsoft BackOffice Challenge, an Editors' Choice Award from PC Magazine and a Reviewers' Choice Award from Personal Computing Magazine in the United Kingdom.

eEnterprise

    eEnterprise is Great Plains' global business management solution for the mid to upper-tier of the midmarket. An enterprise-wide, integrated solution, eEnterprise provides functionality for financials, distribution, human resources and payroll, project accounting, and manufacturing. More than 4,000 customers have chosen Great Plains eEnterprise. Customers benefit from the robust functionality within eEnterprise and its integration with Great Plains Siebel Front Office and Great Plains' e-business solutions.

    Financial Series

  The eEnterprise Financial Series is designed to meet the core accounting needs of midmarket business and is fully integrated with all other components of the eEnterprise solution. Modules within this series helps businesses track, report and analyze their vital business information. Modules within the Financial Series include General Ledger, Payables Management, Receivables Management, Bank Reconciliation, Fixed Asset Management, and Multicurrency Management as well as reporting and analysis tools. Other product series are built to integrate and update the financial data within these modules.

    Distribution Series

  The Distribution Series is designed to meet the requirements of midmarket retail, wholesale and light manufacturing companies by handling traditional sales order processes as well as electronic commerce. The series consists of Receivables Management, Sales Order Processing with Advanced Invoicing, Invoicing, Purchase Order Processing, e.Requisition, Returns Management, Contract Administration, Inventory Control, and Bill of Materials. The Distribution Series integrates with the eEnterprise Financial Series.

    Human Resources and Payroll Series

  The eEnterprise Human Resources and Payroll Series provides a comprehensive solution for managing applicant and employee information, paying employees and tracking payroll information. The Human Resource and Payroll Series is meant to meet the needs of midmarket businesses across all industries and is integrated with the Financial and Manufacturing Series, allowing more accurate cost accounting for discrete manufacturing firms. Modules include Payroll, Human Resources, Payroll Connect, and Payroll Direct Deposit.

    PWA Global Human Resources

  In February 2000, Great Plains acquired PWA Group Limited, a leading provider of upper-tier midmarket human resource and payroll solutions based in the United Kingdom. As a result of the acquisition, Great Plains significantly expanded our global human resource and payroll solutions. Additionally, PWA's e-business employee facing applications complement Great Plains' current e-business solution offerings. PWA Empower e-Xtend People allows employees to update their selected personal human resource information through a corporate intranet. PWA Empower e-Xtend Manager provides managers with instant access to vital human resource information on all staff reporting to them.

    Project Series

  The Project Series is designed to meet the needs of midmarket businesses that require an automated system to track internal projects, administer time and materials projects, and manage accounting information. The Project Series consists of Project Structure, Project Management, Billing, plus Time and Expense Entry for remote employees or employees who are otherwise not connected to the eEnterprise solution. The Project Series integrates with the eEnterprise Financial Series, Distribution Series, and Human Resources and Payroll Series.

    Fixed Asset Management

  In January 2000, Great Plains acquired a fixed asset management solution for eEnterprise from The Forestar Group. Forestar's Fixed Asset Management solution had been marketed as a Great Plains application through an OEM agreement since 1997, and shares the same user interface and architecture as eEnterprise. Fixed Asset Management allows a company to record, track, depreciate and analyze its fixed assets.

    Manufacturing Series

  The Manufacturing Series provides a comprehensive suite of applications designed for discrete manufacturing businesses with Make To Stock, Make To Order, Assemble to Order and Hybrid manufacturing environments. Modules include Manufacturing Orders, Quoting/Estimating, Capacity Requirements Planning, Work Center Definition, Sales Forecasting, Inventory Management, Routings, Quality Assurance, Material Requirements Planning, Master Production Scheduling, Engineering Change Management, Work in Process, Bill of Materials, Sales Configuration and Job Costing. The Manufacturing Series integrates with the Distribution Series, the Financial Series and eEnterprise Payroll.

    eEnterprise Release 6.0

  Released in July 2000, Great Plains eEnterprise 6.0 is an integrated global enterprise and e-business solution. The most comprehensive release in our history, eEnterprise Release 6.0 delivers significant, customer-driven enhancements in the areas of e-business, sales and purchasing, and multinational and international capabilities. Release 6.0 also includes a new user interface and enhanced reporting functionality. These enhancements, coupled with end-to-end integration of e-commerce, front office and back office applications, make it easier for customers to take advantage of the global e-business network.

    Great Plains Supply Chain Series Powered by Logility

  Announced in July 2000, Great Plains and Logility have partnered to deliver a business-to-business (B2B) collaborative commerce solution to the midmarket that enables manufacturers, distributors and retailers to more effectively collaborate supply chain planning and execution operations with trading partners via the Internet. Through an OEM agreement, Great Plains will add components of the Logility Voyager Solutions™ application suite to our e-business solutions to more efficiently and accurately coordinate the planning, forecasting, warehousing and delivery of goods throughout the supply chain. The first phase of the Great Plains Supply Chain Series will be available in late Calendar 2000.

Dynamics

    Dynamics is Great Plains' solution for the lower- to mid-tier of the midmarket. More than 24,000 businesses have chosen Dynamics. The Dynamics back office solution includes Financials, Distribution and Project Accounting solutions, as well as Human Resources and Payroll, and Fixed Assets. In addition, Dynamics is fully integrated with Great Plains Siebel Front Office and with Great Plains' e-business solutions including e.Order, e.Requisition and e.Employee. Dynamics is available on Microsoft SQL Server and the Pervasive.SQL database.

    Financial Series

  The Dynamics Financial Series helps business track, report and analyze their vital business information. The series is designed to meet the financial management needs of smaller midmarket businesses and is fully integrated with all other components of the Dynamics solution. The Dynamics Financial Series consists of General Ledger, Receivables Management, Payable Management, Multicurrency, e-Banking, and Bank Reconciliation, as well as reporting and analysis tools.

    Distribution Series

  The Dynamics Distribution Series helps organizations streamline the sales order process. The Distribution Series consists of Inventory, Sales Order Processing, Invoicing, Purchase Order Processing and Bill of Materials. The Distribution Series is integrated with the Dynamics Financial Series.

    Project Series

  The Dynamics Project Series is designed for any professional service firm needing to track costs associated with projects. The Dynamics Project Series consists of Project Definition, Tracking, Purchasing, Billing, plus Time and Expense Entry for remote employees or employees who are otherwise not connected to the Dynamics solution. The Project Series integrates with the Dynamics Financial, Distribution and Human Resources and Payroll solutions.

    Human Resources and Payroll Series

  The Human Resources and Payroll Series provide the ability to store, analyze and integrate employee information in one central system. Dynamics Human Resources can be integrated with Dynamics Payroll, giving organizations the ability to enter and edit transactions, print paychecks and generate W-2 statements and other payroll reports. The Dynamics Human Resources and Payroll solution consists of Payroll, Human Resources, Direct Deposit and Payroll Connect.

    Fixed Asset Management

  In January 2000, Great Plains acquired a fixed asset management solution for Dynamics from the Forestar Group. Forestar Fixed Asset Management has been marketed as a Great Plains application through an OEM agreement since 1997 and shares the same user interface and architecture as Dynamics. Fixed Asset Management allows a company to record, track, depreciate and analyze its fixed assets.

    Dynamics Release 6.0

  Released in July 2000, Great Plains Dynamics 6.0 includes additional Internet-ready business management capabilities, advanced distribution and inventory features, and a new, intuitive interface. Coupled with end-to-end integration of e-commerce, front office and back office applications, Great Plains Dynamics empowers small and medium-sized businesses with profitable opportunities within the global e-business network.

    Apertum

  In January 2000, Great Plains acquired BTK Software & Consulting AG, a developer of front office and back office solutions with offices in Germany, Austria and Switzerland. Great Plains will market BTK's front office and back office solution, Apertum, to the lower-tier of the midmarket in Germany, Austria and Switzerland, a strategy that complements Great Plains' distribution of eEnterprise in those markets. Great Plains will also market BTK's service management solution to midmarket customers in Europe. The acquisition of BTK expands Great Plains' presence in Germany and allows Great Plains to deliver multiple solutions to better meet the needs of midmarket customers who require euro-compliant e-business solutions.

Solomon

    In June 2000, Great Plains acquired Solomon Software, a leading provider of business management and e-business solutions for the midmarket. Solomon's products are targeted at the lower- and mid-tiers of the midmarket. Solomon IV was first released in December 1996 and is available exclusively on the Microsoft SQL Server database.

    Financial Series

  The Financial Series modules are the core accounting applications in Solomon. Other applications are built to update the financial data within these modules, which are designed to meet a wide variety of financial management needs. Modules include General Ledger, Accounts Payable, Accounts Receivable, Cash Manager, Currency Manager, Multi-Company, FRx, Financial Statement Translation and Payroll.

    Distribution Series

  The Solomon Distribution Series modules are designed for companies that rely upon efficient order management, purchasing, and inventory controls. Additional modules in this series are designed for distributors seeking to integrate with their suppliers and customers, optimize their purchasing discipline, automate sophisticated sales incentive programs, and improve the logistics of their warehouses. Manufacturers who need distribution capabilities and project-driven companies that either use materials or deliver finished products as part of their projects will also benefit from the modules of Inventory, Purchasing and Order Management.

    Project Series

  The Solomon Project Series is a family of products that covers every stage of the project management process. Unlike accounting systems that are historical repositories of information, the Project Series is proactive about project management with alerts and cues. The Project Series includes the modules of Project Controller, Analyzer, Project Budgeting, Timekeeper, Flexible Billing, Contract Management and Communicator.

    Service Series

  The Service Series modules are a group of service management solutions developed to fully integrate with Solomon Financial, Project and Distribution Series. The Service Series combines accounting, job-costing and report writing with powerful dispatch, service contracts, equipment maintenance, commissions, flat rate pricing and equipment rental billing. Modules include Service/Dispatch, Service Contracts, Equipment Maintenance, Flat Rate Pricing, Commissions and Rental Billing and Tracking.

Great Plains Siebel Front Office Products

    Great Plains and Siebel Systems announced a strategic partnership to deliver the front office solutions of sales, marketing, customer service and call center. Great Plains Siebel Front Office combines Siebel Systems' front office expertise with Great Plains' midmarket, back office and integration expertise. Great Plains Siebel Front Office is seamlessly integrated with Great Plains eEnterprise and Dynamics, and distributed exclusively through Great Plains' global network of partners. Great Plains has also announced integration with Great Plains Solomon by the end of Calendar 2000.

    Sales and Marketing Series

  The Sales and Marketing Series enables midmarket organizations to sell and market collaboratively across geographies, time zones and currencies. Key features include networked calendars and activities, full contact management, comprehensive account management, powerful opportunity management and tracking, sophisticated organization charting, dynamic pipeline analysis, centralized literature fulfillment, streamlined expense reporting and seamless Microsoft Outlook synchronization. The Sales and Marketing Series is designed for ease of use and rapid deployment. Modules include

  Opportunity Management, Sales Tools, Product Configurator, Tele-Business Management and eChannel.

    Customer Service Series

  The Customer Service Series gives customer service representatives the resources necessary to accurately and efficiently document and resolve all customer problems, regardless of the communication channel used, providing a call center with a 360-degree view of their customers. This series is designed for customer service organizations and is fully integrated with the Great Plains back office solutions. Modules include Support Management, Support Tools, and e.Service Center.

    Field Service Series

  In October 1999, Great Plains acquired Atlanta-based Southern Plains LLC ("Southern Plains"), a developer of customer service solutions for the field service marketplace. The field service solution is available for eEnterprise and had been available under an OEM agreement with Southern Plains since 1998. The Great Plains Field Service Series automates the essential accounting, distribution and service functions of service enterprises. This series is made up of seven modules that provide robust service call management capabilities: Service Call Management, Contract Administration, Preventive Maintenance, Returns Management, Depot Management, Tech Assist and e.Service Center. In addition, the series integrates Internet technologies, providing customers with the ability to enter and track service calls using an Internet browser. The Field Service Series is integrated with the Financial, Distribution and Manufacturing Series.

    Call Center Series

  Great Plains Siebel Front Office Call Center creates a closed-loop information flow between sales, marketing and customer service operations. It includes the functionality of Opportunity Management and Support Management for a single user, empowering that user to be a complete customer contact manager or universal agent. Call Center allows an agent to provide support for a broad range of products and services and add value to the customer interaction by suggesting targeted offerings that are designed to meet the needs of a particular customer's profile. Call Center functionality can be enhanced through the addition of any of the other Great Plains Siebel Front Office modules.

E-Business Solutions

    Great Plains offers e-business solutions that interconnect business communities. These e-business applications enable midmarket businesses to electronically connect to customers, suppliers, partners and employees. Great Plains' e-business solutions are integrated with eEnterprise and Great Plains Siebel Front Office. Selected modules also integrate with Dynamics and Solomon. The e-business solutions include both commerce and self-service applications.

    Commerce

      e.Commerce

    Great Plains e.Commerce creates a seamless integration between an organization's Web storefront and Great Plains eEnterprise. Great Plains e.Commerce helps midmarket customers manage their storefront on the Web, allowing them to create a fast, effective digital pipeline to their customers ordering products over the Internet.

      e.Order

    Great Plains e.Order is an out-of-the-box Internet storefront that integrates seamlessly with Great Plains eEnterprise and Dynamics for Microsoft SQL Server. With Great Plains e.Order customers and salespeople are able to order directly over the Internet.

    Self-Service

      Solomon Desktop

    The Solomon Desktop is a browser-based portal that provides employees and business partners secure access anytime and anywhere to 100 percent of the capabilities of Solomon. The Solomon Desktop brings a personalized view of Solomon to an individual's desktop.

      e.Monitor

    This reporting tool allows an organization to share vital financial measurements such as liquidity, profitability and financial leverage with key decision makers via the web. Great Plains e.Monitor uses common Web browsers like Microsoft Internet Explorer and Netscape Navigator, making it unnecessary to install special software. Great Plains e.Monitor securely delivers real-time information from eEnterprise and Dynamics to users' desktops.

      e.Requisition

    Great Plains e.Requisition allows employees to enter their own purchase requisitions using a browser. The requisition is routed to the appropriate individuals for review and approval before it is entered in the eEnterprise Purchase Order Processing system. Great Plains e.Requisition eliminates the need for a paper-based requisition system.

      e.Employee

    Great Plains e.Employee allows an employee to update or change their personal human resources data. Employees can submit a data change from their desktops to the supervisor or person authorized to approve the change. Employees can view their personal information including pay summary and federal withholdings in addition to dependent and other employee-related information. Great Plains e.Employee provides seamless integration with eEnterprise Human Resources and Payroll modules to eliminate data re-entry.

Analytics and Reporting

    Great Plains offers a comprehensive suite of analysis and reporting tools. These tools deliver significant value to eEnterprise, Dynamics and Solomon customers.

    FRx.

  In March 2000, Great Plains acquired FRx Software Corporation ("FRx"), the midmarket standard for financial reporting and analytics solutions. FRx financial reporting applications have been marketed with Great Plains solutions through an OEM agreement since 1994. As a result of this acquisition, Great Plains and FRx plan to expand their Web-centric analytic applications to include additional e-reporting and business intelligence applications. FRx Software Corporation operates as a wholly owned subsidiary of Great Plains. FRx will continue to market it's industry-leading financial reporting and analytic applications under the FRx brand through its existing distribution agreements with more than 25 vendors and will continue to develop new distribution agreements.

    Enterprise Reporting

  Available to eEnterprise customers, the Enterprise Reporting Series is designed for sophisticated group reporting and consolidation needs, and includes Web-based reporting, advanced multi-dimensional consolidation and eliminations with complete multicurrency capabilities. Enterprise Reporting couples information control with a high degree of flexibility to mold the reporting processes around evolving business practices, providing an efficient system for collecting and reporting information from across the organization.

    Seagate Crystal Reports

  Seagate Crystal Reports delivers the industry standard in reporting tools. Integrated graphing capabilities give organizations more than 80 customizable graph styles. Powerful report functions are built in to Crystal Reports, allowing a company to create both simple and advanced interactive reporting.

    Explorer

  Explorer allows midmarket companies to create and save views of all of their important eEnterprise and Dynamics data and provides real-time access to information in quick, easy queries that can be personalized and saved for future use.

    eEnterprise and Dynamics Report Writer

  Great Plains Report Writer is a built-in reporting tool that allows eEnterprise and Dynamics customers to customize existing reports and create new reports using information available throughout the system. Organizations can streamline reports for each manager to show only the information that is important for each individual manager.

    Cognos PowerPlay

  Cognos PowerPlay and Great Plains QuickCubes are business intelligence tools that enable views of an eEnterprise business and financial information in an online multidimensional format.

Customization and Integration Tools

    Great Plains offers midmarket customers the ability to customize and extend the functionality of eEnterprise and Dynamics through our customization and integration tools.

    Integration Manager

  The Integration Manager enables customers to integrate data from external databases and applications outside the Great Plains family of products.

    Modifier with Visual Basic for Applications (VBA)

  The Modifier can be used to customize any eEnterprise and Dynamics window, report, control or component of business logic.

    Continuum

  The Continuum line of application integration solutions includes Continuum for Visual Basic, Continuum for Excel and Continuum for Delphi. These products facilitate integration between Great Plains' solutions and applications written in Visual Basic, Excel, Delphi or other Microsoft Component Object Model (COM) compliant development tools through the use of wizards (online instruction guides) and point-and-click operations.

    Dexterity

  Dexterity enables customers and third-party developers to create applications that seamlessly integrate with, and have the same look and feel, as Great Plains eEnterprise and Dynamics.

Product Migration Opportunities

    Great Plains is focused on delivering additional value to all of our existing customers. We market eEnterprise and Dynamics to our Great Plains Accounting and RealWorld customers and have developed migration tools to assist businesses during this transition.

    Great Plains Accounting

  Great Plains Accounting is a DOS-based solution available for systems in a single user and local area network environment. The Great Plains Accounting customer base is actively marketed to with the option of migrating to Dynamics. A migration toolkit is available from the more recent versions of Great Plains Accounting allowing customers to migrate their data to the latest versions of eEnterprise and Dynamics. There are approximately 28,000 Great Plains Accounting customers.

    RealWorld

  In January 2000, Great Plains acquired RealWorld Corporation ("RealWorld"), a developer of accounting and business solutions. Great Plains markets Dynamics to RealWorld customers including a migration tool to assist them in moving their data into Dynamics from their RealWorld system.

  Great Plains intends to continue supporting RealWorld products, enabling RealWorld customers to migrate to Great Plains solutions over time. There are approximately 18,000 RealWorld customers.

PROFESSIONAL SERVICES

    Great Plains believes that high quality professional services are an essential element of a successful solution implementation and are vital to maintaining customer and partner satisfaction. We dedicate significant resources to delivering timely, reliable and innovative service to our customers and partners. Great Plains works with our worldwide network of partners to offer customers the best solutions and service. The services available from Great Plains include technical support and services, training, and consulting.

Technical Support and Services

    Customers can choose from a variety of support options. These include:

  The Getting Started Program—New customers enroll in the Getting Started Program to ensure they have a strong foundation of technical support from the Great Plains support team.

  Unlimited Support—Customers have access to expert Great Plains support engineers as often as needed.

  Premier Support—Customers can choose a proactive approach to receiving support from Great Plains. Customers will have a dedicated technical team comprised of a technical account manager and a system engineer who work in conjunction with assigned personnel from both the customer and partner organization.

  Premier 24x7x365—Customers can leverage the premier support plan 24 hours a day, seven days a week, 365 days a year.

  eSupport—eSupport offers customers the option of communicating electronically with Great Plains support engineers.

  Technical Service—In addition to our comprehensive technical support options, customers can choose to contract Great Plains' technical staff for technical software projects. Great Plains provides report writing services, software updates, and customization and integration services. Each service is tailored to the needs of the customer.

Training

    Customers can receive product training from Great Plans and/or a local Great Plains partner. Great Plains' virtual training center delivers training in a variety of ways so customers can choose the method that best fits their needs, their schedule and their budget. Great Plains offers classroom training, Internet-based training, Teleweb seminars, videos and workbooks, and on-site training.

Consulting

    Great Plains Consulting and a customer's local partner provide a full range of professional consulting services to customers including full term implementation, installation, customization, integration of existing operational systems, and project management.

Enhancement Program

    In addition to these value-added support services, all new and the majority of existing customers enroll in a Great Plains enhancement plan. Customers enrolled in the enhancement program receive all new product releases and have unlimited access to CustomerSource, a secure Website designed specifically for Great Plains customers. CustomerSource contains a number of self-help tools such as a technical support knowledge base, a discussion database, e-mail support, online training, online customer chat sessions and a resource library.

GLOBAL PARTNER NETWORK

    Great Plains has recruited and developed one of the most powerful distribution networks in the industry. 2,000 organizations make up the Great Plains community of "partners" including value added resellers (VARs), system integrators, consultants, solution developers, application solution providers (ASPs), accounting firms, and eBuilders. Each has diverse geographic coverage, customer focus areas and technological expertise.

Business Opportunities

    Great Plains continues to improve and build the business opportunity available to partners. Companies of all sizes and focus areas partner with Great Plains to provide e-business solutions to their customers. Great Plains offers the following partner programs and services:

    Value Added Reseller (VAR)

  Value added resellers sell, implement, customize and support Great Plains' products and services. These companies have internal sales, implementation and training experience and resources. In addition to reselling Great Plains products, VARs become a strategic on-going resource to their customers.

    System Integrator

  Companies that are part of Great Plains system integrator program provide a wide range of services and integration skills for our mutual customers. These organizations specialize in business applications, networking technologies, software development, Web commerce and corporate training. They provide all the products and services necessary to design, install and support the needs of the entire enterprise.

    Consultant

  Consultants have an internal staff dedicated to the installation, training and service of Great Plains' e-business solutions and typically choose not to resell the solution. Consultants often develop a relationship with other Great Plains VARs and System Integrators. The consultant programs provide the tools necessary to earn revenue through the implementation and support of Great Plains products.

    Solution Developer

  The solution developer program is designed for independent software vendors whose primary business involves developing, maintaining, supporting, and selling application software for a specific business market or group of markets. Companies that develop high quality business applications that need to integrate with a back office or front office solution work together with our VARs and may also resell Great Plains products. More than 300 Solution Developers have developed complementary products to Great Plains' solutions.

    Application Service Provider (ASP)

  Great Plains application service providers offer customers the choice to outsource the deployment, operations and maintenance of eEnterprise and Dynamics and the related IT support and server management. Great Plains and our ASP partners offer organizations the choice of purchasing the system up front or choosing value-based monthly subscription payments. Great Plains has more than 35 ASP partnerships across the following programs:

      Approved Data Centers

    These partners provide infrastructure services to customers. Data Centers host applications and work with Great Plains' partners to sell and implement Great Plains' solutions.

      Approved ASP Partners

    These partners sell, implement and support Great Plains applications. These ASP partners either self-host or contract a Great Plains Approved Data Center to host the applications.

      Strategic ASP Partners

    Strategic ASP Partners are made up of either the Approved Data Centers or Approved ASP Partners and have met minimum sales levels, passed special certifications and made marketing commitments.

    Accounting Firms

  Great Plains offers partnership opportunities to local, regional and national accounting firms. These firms typically recommend application solutions for their clients. Many of these organizations have developed larger practices that provide a wide range of services and integration skills.

    eBuilders

  The Great Plains eBuilder Program assists partners and customers in locating the resources and skill sets required for implementing e-commerce solutions, including strategic consulting, project management, interactive media design and development, custom development, implementation, deployment and services.

INDUSTRY LEADING CONFERENCES

    Great Plains provides partners, customers and team members several networking and learning opportunities through Great Plains' industry leading conferences. Each event is targeted at a specific audience within the Great Plains Community.

Stampede

Stampede is Great Plains' four-day international business conference for our partners. During the conference, attendees are introduced to new technology solutions, key corporate and product strategies, product demonstrations and workshops focused on the needs of a global marketplace. More than 1,800 partners attended Stampede 1999 and another record breaking attendance is expected in September 2000.

Tech Conference

The Great Plains Tech Conference is the premier event for software engineers and implementation specialists within Great Plains' partner network. The conference is held each year in July and February. More than 500 attended the February 2000 conference and 700 attended the July 2000 event.

Business Building Conference

The Great Plains Business Building Conference is a skill-building workshop designed for sales, marketing, and management professionals within the partner organization. The conference provides sales and marketing workshops including sessions on successful sales tools, competitive strategies, organizational development topics and marketing strategies. More than 600 partners attended Business Building Conference 2000.

Convergence

Convergence is Great Plains' annual customer conference and is designed to bring together Great Plains customers, business partners and industry experts. Attendance has grown rapidly from its inaugural year in 1997 when 100 customers attended to more than 300 customers in 1998, 1,000 attendees in 1999 and more than 2,000 participants attended in 2000. A highlight of Convergence is the Pinnacle Awards dinner and ceremony. This event recognizes customer's accomplishments with their Great Plains solution and honors those customers who've achieved outstanding levels of success with their Great Plains implementation. The 2000 Pinnacle award winners were US Fleet Services, Inc., ArrowPoint Communications, Secon Systems, Inc., Applied Roller Technology, Integrated Systems Group, ROXY.com, Inc., National Mobile Television, Inc., Wienerberger Baustoffindustrie AG, Carpenter Technology, Panavision, and McFarlane Toys.

SALES AND MARKETING

Sales

    Great Plains products are sold and implemented exclusively through our network of 2,000 channel partners. To assist our partners in their sales and marketing efforts, Great Plains provides extensive resources and programs including regional sales, marketing and technical personnel, sales and marketing training and conferences, and partner recognition programs.

    Great Plains channel sales managers and solutions consultants provide our partners assistance in the sales process and ongoing assistance in the area of business development. Great Plains also has a sales team dedicated to developing existing customer programs with our partners to help meet the needs of their existing customers and drive additional revenue through the sale of additional products and services. In addition, Great Plains has a sales team dedicated to recruiting additional channel partners to sell our solutions.

    Great Plains maintains distinct sales teams for our eEnterprise, Dynamics and Solomon products. Domestically, Great Plains' sales resources are located across the United States including in our Fargo, North Dakota and Findlay, Ohio locations.

    Internationally, Great Plains has both subsidiary operations and distribution relationships. Great Plains has subsidiary sales offices in Canada, the United Kingdom, Germany, South Africa, Singapore, and Australia. Each subsidiary sales office provides sales resources and assistance to the partners in their geographic area and is responsible for recruiting additional partners for their region. In addition, we have established distribution relationships with international partners in Western and Eastern Europe, the Middle East, and Latin America to further the international distribution of our products. These distribution partners typically localize and translate our products, locate and train qualified partners, market our products, and provide ongoing customer service and technical support. International partners typically pay localization and translation costs for our software in exchange for exclusive distribution rights, while Great Plains retains ownership of the localized version of the software.

Marketing

    Great Plains' marketing efforts are focused on building market awareness and acceptance of Great Plains and our products and on generating qualified customer leads for our partners.

    Great Plains has a comprehensive marketing strategy with several key components: global corporate and product image and awareness building, direct marketing to both prospective and existing customers, a strong Web presence, and local marketing with partners. Our global corporate and product image strategy includes a comprehensive public relations effort and global advertising in key financial, business and technology publications. Our direct marketing includes direct mail, online and regional seminars, tradeshows, and outbound telemarketing to existing and prospective customers. For prospective customers, we also offer seminars and Web-based tools to assist them in selecting a solution. Seminars are offered in conjunction with partners in their local or industry-specific markets.

    Our marketing strategy is designed to leverage our partner network by including cooperative marketing programs designed for partners' local markets. These programs allow partners to choose turn-key programs from Great Plains and customize them for their specific business focus. These programs are then partially funded through Great Plains' cooperative marketing funds that partners earn through sales credit.

    In addition to awareness marketing and lead generation efforts, Great Plains has a dedicated telesales team that further qualifies customer leads.

STRATEGIC PARTNERSHIPS

    Great Plains has established relationships with key industry leaders to provide comprehensive solutions and services to midmarket customers. Great Plains has formed alliances with several market-leading companies including Microsoft, Siebel, IBM, webMethods and Logility.

Microsoft

    Great Plains has collaborated with Microsoft on several strategic development initiatives. As a leading developer on the Microsoft platform, we are using Microsoft.NET Framework for our next generation e-business solutions. Microsoft.NET Framework simplifies the task of creating components that can be immediately leveraged in Web applications. Great Plains solutions are also optimized for other Microsoft products and technologies, including Microsoft Windows 2000 Advanced Server, Microsoft Windows NT Server, Microsoft SQL Server, Microsoft Internet Information Server, Microsoft Transaction Server, Microsoft Site Server, Commerce Edition and Microsoft Visual Basic for Applications. All Great Plains solutions are available for Microsoft Windows 2000. Great Plains has a direct relationship with many of the technical product teams at Microsoft and fosters a strong marketing relationship that enables us to leverage local, regional and national Microsoft marketing initiatives.

Siebel Systems

    Great Plains and Siebel Systems announced a strategic partnership to deliver the front office solutions of sales, marketing, customer service and call center. The co-branded solution, Great Plains Siebel Front Office, offers midmarket customers a front office solution that is tightly integrated to Great Plains back office products. In addition, Great Plains Siebel Front Office was designed to support global business processes and fully supports multiple currencies including the euro and automatic currency conversion. The partnership between Great Plains and Siebel Systems enables Great Plains to leverage Siebel's industry leading front office expertise and Siebel is able to extend its reach into the midmarket by leveraging Great Plains midmarket expertise and channel network.

IBM

    IBM is a key partner in Great Plains' Application Service Provider (ASP) network. This initiative provides midmarket customers the ability to use Great Plains e-business solutions via a secure network maintained by IBM. This partnership allows customers the ability to outsource the deployment, operations and maintenance of the Great Plains solution, as well as IT staffing, training and management, enabling companies to focus on their core business competencies. Access to financial data is achieved in real time through a hosted scenario managed by IBM Global Services combined with a remote client desktop. The goal of the partnership is to deliver small and mid-sized businesses a comprehensive e-business outsourcing solution.

webMethods

    Great Plains' has chosen webMethods as the solution provider to provide integration capabilities that will allow business documents to be seamlessly exchanged over the Internet between companies within Great Plains' interconnected business community. The webMethods' solution will enable Great Plains to provide midmarket customers with integrated direct links to buyers and suppliers, connecting customers to major B2B marketplaces and enabling real-time interactive communication through the Internet, regardless of existing technology infrastructure. Great Plains community members include Great Plains' network of more than 130,000 customers, 2,000 team members and a worldwide network of 2,000 partners and the organizations with which they interact.

Logility

    In July 2000, Great Plains announced a global strategic partnership with Logility, Inc. to deliver business-to-business (B2B) collaborative commerce solutions to the midmarket that enables manufacturers, distributors and retailers to more effectively collaborate supply chain planning and execution operations with trading partners via the Internet. Through an OEM agreement, Great Plains will add components of the Logility Voyager Solutions™ application suite to our e-business solutions to more efficiently and accurately coordinate the planning, forecasting, warehousing and delivery of goods throughout the supply chain. The Great Plains Supply Chain Series powered by Logility delivers end-to-end e-business efficiencies across trading communities. The Supply Chain Series will be released in phases with the first phase initially available late in the fourth calendar quarter.

COMPETITION

    Great Plains targets businesses in the midmarket, which is defined as companies with revenues between $1 million and $500 million. The market for back office, front office and e-business solutions is highly competitive, fragmented and rapidly changing. Midmarket customers have varying product needs and differing levels of integration requirements.

    Great Plains competes effectively as a "point solution" across our primary application categories of back office and front office. Great Plains offers even more strategic value for customers seeking an integrated solution across back office, front office and e-business. In the back office solutions market, Great Plains primarily competes with Epicor, Sage, and Navision. In the front office solutions market, Great Plains primarily competes with Onyx, Pivotal and SalesLogix. In the upper-tier of our market, Great Plains occasionally competes with ERP vendors primarily targeting large enterprise companies including Oracle, SAP, JD Edwards, and Peoplesoft. In addition, Great Plains' competition includes e-business applications from certain e-business point solution providers across the areas of e-commerce, self-service and business portals. In certain geographic and vertical markets, Great Plains competes with numerous other niche solution vendors.

    Certain Great Plains competitors have substantially greater financial, marketing or technical resources than Great Plains. There are no assurances that other companies have not developed or marketed or will not develop or market products that are superior to our products. In addition, there can be no assurance that alternative methods of delivering business applications will not provide increased competition including solutions offered exclusively in a hosted or outsourced environment.

RESEARCH AND DEVELOPMENT

    Great Plains has made substantial investments in research and development. During the fiscal years 2000, 1999, and 1998, software development expenses were $32.7 million, $19.5 million, and $12.5 million, respectively. As of May 31, 2000, Great Plains had 531 team members engaged in research and development.

    Great Plains research and development efforts employ a standard development process to guide software development through stages of product concept, market requirements analysis, product definition, design specification, coding, testing, developing and integrating leading technologies into Great Plains' products to better meet customer needs.

    Great Plains continues to invest record levels into the development of new technologies and products. With Release 6.0, we significantly expanded our use of XML-enabled objects. Great Plains' product architecture is well-suited for ongoing integration of new technologies.

TEAM MEMBERS

    As of May 31, 2000, Great Plains had a total of 1,775 full time equivalent ("FTE") team members, of which 344 joined Great Plains through acquisition in fiscal 2000. The 1,775 FTE's include 1,027 FTEs in sales, marketing, technical support and professional services; 531 FTEs in research and development; and 217 in administration. Great Plains received recognition for the fourth time as one of the "100 Best Companies to Work for in America," as reported in FORTUNE magazine. Our annual team member survey indicated that team member satisfaction reached a record high level this past year.

    Great Plains believes that our future performance depends largely upon the continued service of our key technical, sales and senior management personnel. The loss of the services of one or more of our key employees could have a materially adverse effect on our business, operating results and financial condition. Our future success also depends on our continued ability to attract, train and retain qualified team members. Competition for the hiring of such personnel in the software industry is intense and from time to time we experience difficulty in locating candidates with appropriate qualifications, particularly within the desired geographic location.

PRODUCTION

    The principal physical components of the Great Plains' software products are computer media and manuals. We prepare master software CDs, manuals and packaging materials that are then duplicated by Great Plains and third-party vendors. To date, we have not experienced any material difficulties or delays in the manufacture and assembly of products or material returns due to product defects.

SEASONALITY

    Great Plains' business has experienced and may continue to experience seasonality. In recent years, we have recognized a greater percentage of our revenue in the fourth fiscal quarter than in any of the first three fiscal quarters due to a number of factors, including the timing of product releases and our sales incentive programs. Moreover, due to generally diminished business activity in the summer quarter, and to Great Plains' fiscal year-end sales incentive programs, we have historically recognized less revenue and operating income in our first fiscal quarter than in other quarters.

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

    Great Plains provides our products to customers on a "right-to-use" basis, under non-exclusive licenses, which generally are nontransferable and have a perpetual term. We typically license our products solely for our customer's internal operations.

FORWARD LOOKING STATEMENTS

    The above Business section and other parts of the Form 10-K Report contain forward-looking statements that involve risk and uncertainties. Great Plains' actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those contained above in this Item 1, the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 and Exhibit 99.1 to this Form 10-K Report.

EXECUTIVE OFFICERS

    Great Plains' executive officers as of August 1, 2000, their ages and positions and a brief biography of each individual are as follows:

Name	Age	Position
Douglas J. Burgum	44	Chairman of the Board, President and Chief Executive Officer
Jodi A. Uecker-Rust	38	Chief Operating Officer
Tami L. Reller	36	Chief Financial Officer
Darren C. Laybourn	38	Executive Vice President, Research and Development
Jeffrey A. Young	34	Executive Vice President, Global Operations
David M. O'Hara	37	Vice President, Business Development

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

    Jodi A. Uecker-Rust has served as Chief Operating Officer since February 2000. From November 1998 through February 2000, Ms. Uecker-Rust served as Executive Vice President, Organizational Development. Ms. Uecker-Rust served as Vice President, Center for Organizational Excellence (CORE) and Heritage Business of Great Plains from June 1996 through November 1998. Ms. Uecker-Rust served as Vice President, Employee Services for Great Plains from August 1994 through May 1996 and as Vice President of Operations and Customer Service from June 1993 through August 1994. Ms. Uecker-Rust has been with Great Plains for more than 14 years. Prior to 1984 she was with Honeywell, Inc. She is a 1983 graduate of North Dakota State University in Fargo, North Dakota where she earned a B.S. in Industrial Engineering.

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

    Jeffrey A. Young has served as the Executive Vice President of Global Operations since February 2000 and Vice President of Product Development since March 1998. Mr. Young is an 11 year veteran with Great Plains and has held key product and management roles during his tenure at Great Plains including as

Director of Product Development from September 1996 until March 1998 and as a development manager and senior project leader from September 1991 until September 1996. Mr. Young holds a B.A. degree in Computer Science, Business, and Mathematics from Jamestown College.

    David M. O'Hara has served as the Vice President of Business Development since January 2000. He has been with the Company since 1998, first serving as the General Manager of Manufacturing. Prior to Great Plains, Mr. O'Hara was President of ICONtrol, a development partner Great Plains acquired in 1998. During Mr. O'Hara's four years with ICONtrol, he also served as Vice President of Sales and Marketing. Prior to 1994, he served as the Commissioner of Economic Development for the State of South Dakota. He holds a B.S. degree in Economics and a M.B.A. from the University of South Dakota.

ITEM 2.  PROPERTIES

    Great Plains' principal administrative, marketing, production and product development facilities consist of an aggregate of approximately 165,000 square feet at three locations in Fargo, North Dakota. Great Plains also leases space for our subsidiary operations in Canada, the United Kingdom, Germany, Scandinavia, South Africa, Singapore and Australia. In addition, Great Plains also has offices in Seattle, Washington; Denver, Colorado; Manchester, New Hampshire; Minneapolis, Minnesota; Watertown, South Dakota; Atlanta, Georgia; and Manila, Philippines. Great Plains occupies the North Dakota sites under lease agreements that expire at various times through 2013. Total rent expense during fiscal 2000, 1999 and 1998 was $5,411,000 $1,593,000, and $1,054,000, respectively. Great Plains is currently in the process of constructing a second facility on our campus in Fargo, North Dakota and expects to occupy this facility by the summer of 2001. This facility will be owned by Great Plains with financing through a loan. The facilities added as a result of the recent acquisitions as well as completion of the second campus facility will result in increased rent and facilities costs.

ITEM 3.  LEGAL PROCEEDINGS

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended May 31, 2000.

PART II

ITEM 5.  MARKET PRICE

    Great Plains' common stock trades on the Nasdaq National Market under the symbol "GPSI." The following table sets forth, for the period indicated, the high and low closing sales prices of Great Plains' common stock, as quoted on the Nasdaq National Market.

	High	Low
First Quarter Fiscal 1999	$39.500	$31.625
Second Quarter Fiscal 1999	$48.250	$30.125
Third Quarter Fiscal 1999	$49.000	$39.563
Fourth Quarter Fiscal 1999	$42.000	$26.750
First Quarter Fiscal 2000	$49.625	$37.375
Second Quarter Fiscal 2000	$63.625	$46.250
Third Quarter Fiscal 2000	$82.938	$53.438
Fourth Quarter Fiscal 2000	$67.688	$37.188

    On July 26, 2000, the closing sales price per share of Great Plains' Common Stock as quoted on the Nasdaq National Market was $18.422. On July 26, 2000, there were approximately 541 holders of record of our Common Stock, representing approximately 12,760 shareholder accounts.

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

	Year Ended May 31,
	2000	1999	1998	1997	1996
	(Dollars in thousands, except share and per share amounts)
Consolidated Statement of Income Data:
Revenues:
License	$106,275	$79,685	$52,949	$35,919	$27,078
Service	88,577	55,222	32,710	21,201	15,193

Total revenues	194,852	134,907	85,659	57,120	42,271
Cost of revenues:
License	25,694	19,355	11,220	6,362	4,913
Service	34,407	18,350	11,118	8,260	5,980
Amortization of acquired intangibles	892	—	—	—	—

Total cost of revenues	60,993	37,705	22,338	14,622	10,893

Gross profit	133,859	97,202	63,321	42,498	31,378
Operating expenses:
Sales and marketing	67,102	47,845	31,519	21,818	14,448
Research and development	32,726	19,486	12,516	9,678	8,876
General and administrative	18,187	11,080	7,587	5,592	4,763
Amortization of acquired intangibles	11,087	1,078	187	117	29
Acquired in-process research and development	—	—	7,136	—	—

Total operating expenses	129,102	79,489	58,945	37,205	28,116

Operating income	4,757	17,713	4,376	5,293	3,262
Other income, net	5,502	3,592	3,274	558	100

Income before income taxes	10,259	21,305	7,650	5,851	3,362
Income tax provision (benefit)(1)	4,850	8,520	3,203	2,207	(4,099)

Net income	$5,409	$12,785	$4,447	$3,644	$7,461

Income (loss) per common share:
Basic(2)	$0.34	$0.90	$0.33	$(1.78)	$0.58
Diluted	$0.32	$0.86	$0.32	$0.36	$0.76

Shares used in computing income (loss) per common share:
Basic	16,030,419	14,231,102	13,381,414	7,629,460	7,352,820
Diluted	16,749,719	14,872,579	14,089,092	10,003,349	9,764,924

	May 31,
	2000	1999	1998	1997	1996
	(Dollars in thousands)
Consolidated Balance Sheet Data:
Assets:
Cash, cash equivalents and investments	$71,610	$123,683	$66,918	$16,243	$8,256
Total assets	347,806	180,143	102,845	33,214	24,361
Working capital	43,580	101,954	50,824	6,658	1,012
Liabilities and stockholders' equity (deficit):
Deferred revenues	49,615	23,884	15,133	10,448	9,018
Long-term debt and capital lease obligations, less current portion	3,007	—	—	—	20
Mandatory redeemable convertible preferred stock	—	—	—	28,698	11,502
Total stockholders' equity (deficit)	256,985	133,193	69,671	(16,277)	(4,812)

(1)
Net income for the year ended May 31, 1996, includes an income tax benefit of $4.1 million related to the reversal of a valuation allowance. The reversal reflects the recognition of net operating loss carry forwards and other deferred tax assets and was a result of management's analysis of Great Plains' current level of earnings and future outlook, which increased the likelihood of Great Plains realizing its deferred tax assets.
(2)
For the fiscal years ending May 31, 1997 and 1996, basic net income per share is lower than the diluted net income per share due to the fact that net income available to common stockholders for the basic calculation is reduced by the increase in carrying value of the mandatorily redeemable preferred stock. This increase in carrying value has a greater impact on the basic calculation than does the inclusion of the preferred shares in the diluted calculation. The mandatorily redeemable preferred stock was converted into shares of common stock in June 1997 in connection with Great Plains' initial public offering.

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

OVERVIEW

    Great Plains (Nasdaq: GPSI) offers e-business solutions that interconnect business communities. These e-business solutions automate processes among financials, distribution, enterprise reporting, project accounting, electronic commerce, human resources and payroll, manufacturing, sales and marketing management, and customer service and support functions. Great Plains' solutions are sold and implemented by a unique worldwide network of independent partner organizations that share the company's commitment to lasting customer relationships. Named four times to the "Top 100 Companies to Work for in America" list, Great Plains has more than 2,000 team members worldwide.

    Great Plains' e-business solutions are designed to meet the broad spectrum of business application needs of the "midmarket", which generally consists of businesses with $1 million to $500 million in annual revenues. We design, develop, market, sell and support e-business solutions that are cost-effective, scalable, and easy to implement, customize and use. Our e-business solutions help our customers electronically interconnect with their employees, customers, and suppliers. Our solutions are available in eight languages, leverage the Internet, and are optimized for Microsoft technologies, the standard in the midmarket. Great Plains' solutions are also fully and seamlessly integrated across the application areas of back office, front office and e-business.

    During fiscal 2000, Great Plains completed a number of acquisitions which expanded our solution offerings and global operations:

  •
  In March 2000, Great Plains acquired FRx Software Corporation ("FRx"), a developer of financial reporting and analytics solutions. FRx financial reporting applications have been marketed with Great Plains solutions through an OEM agreement since 1994. As a result of the merger, Great Plains and FRx plan to expand our Web-centric analytic applications to include additional e-reporting and business intelligence applications. FRx Software Corporation operates as a wholly owned subsidiary of Great Plains. FRx will continue to market its industry-leading financial reporting and analytic applications under the FRx brand through its existing distribution agreements with more than 25 other vendors and will continue to develop new distribution relationships.

  •
  In February 2000, Great Plains acquired PWA Group, Limited ("PWA"), a leading provider of upper-tier midmarket human resource and payroll solutions based in the United Kingdom. As a result of the acquisition, Great Plains will significantly expand our human resource and payroll reach with solutions that contain the functionality required by more complex organizations. Additionally, PWA's e-business employee facing intranet applications complement Great Plains' current e-business solution offerings. PWA Empower e-Xtend People allows employees to update selected personal human resource information about them via a corporate intranet. PWA Empower e-Xtend Manager provides line managers with instant access to vital human resource information on all staff reporting to them.

  •
  In January 2000 Great Plains acquired BTK Software & Consulting AG ("BTK"), a developer of front office and back office solutions with offices in Germany, Austria and Switzerland. Great Plains will market BTK's front office and back office solution, Apertum, to the lower-tier of the midmarket in Germany, Austria and Switzerland, a strategy that complements Great Plains' distribution of our eEnterprise solution in those markets. Great Plains will also market BTK's service management solution to midmarket customers in Europe. The acquisition of BTK expands Great Plains' presence in the European market and allows the company to deliver multiple solutions to better meet the needs of midmarket customers who require euro-compliant e-business solutions.

  •
  In January 2000, Great Plains acquired RealWorld Corporation ("RealWorld"), a developer of accounting and business solutions. Great Plains plans to market eEnterprise and Dynamics to RealWorld customers, giving them a clear migration path to market-leading e-business solutions. Great Plains intends to continue supporting the RealWorld products, enabling RealWorld customers to migrate to Great Plains' solutions over time. In addition, Great Plains has been working with the existing RealWorld partners to become authorized to sell Great Plains e-business products.

  •
  In January 2000, Great Plains acquired a fixed asset management solution from The Forestar Group. Forestar Fixed Asset Management has been marketed as a Great Plains application through an OEM agreement since 1997. Fixed Asset Management allows a company to record, track, depreciate and analyze its fixed assets.

  •
  In December 1999, Great Plains formed a wholly owned subsidiary in Germany, Great Plains Software Deutschland, through the acquisition of an established international alliance partnership. Great Plains has held a minority interest in these operations since 1997.

  •
  In October 1999, Great Plains acquired Atlanta-based Southern Plains LLC, a developer of customer service solutions for the field service marketplace. The field service solution is available for eEnterprise and had been available under an OEM agreement with Southern Plains since 1998. The field service solution includes modules for Service Call Management, Depot Management, Contract Administration, Preventive Maintenance and Returns Management.

    All the acquisitions completed during fiscal 2000 were accounted for as purchases. See Note 2 in the Notes to Consolidated Financial Statements

    In addition, in July 1999, Great Plains announced a partnership with Siebel Systems to offer Great Plains Siebel Front Office, providing midmarket customers the only fully integrated back office, front office, and electronic business solution from a single source.

    Subsequent to fiscal 2000, Great Plains acquired Solomon Software, Inc., ("Solomon") a leading provider of flexible business management and e-business solutions. Solomon will be operated as a separate business unit that will continue to deliver and enhance the award-winning Solomon line of business management and e-business solutions and will also provide industry-leading services to Solomon partners and customers. Moving forward, the existing Great Plains business units and the new Solomon business unit will share best practices and collaborate on next-generation research and development to further enhance Great Plains' e-business offerings to the midmarket.

    Great Plains' revenues are derived from two principal sources: software license fees and fees for maintenance, technical support, training and consulting services. As required, Great Plains recognizes revenue in accordance with Statement of Position 97-2, Software Revenue Recognition, which it adopted beginning June 1, 1998. Statement of Position 97-2 generally requires revenue earned on software products, upgrades or enhancements, rights to exchange or return software, post contract customer support, or services, including elements deliverable only on a when-and-if-available basis, to be allocated to the various elements of the sale based on vendor specific objective evidence of fair market values. If this evidence does not exist, revenue from the sale would be deferred until sufficient evidence exists, or until all elements have satisfied the requirements for revenue recognition. Prior to adoption of Statement of Position 97-2, Great Plains recognized revenue in accordance with Statement of Position 91-1, Software Revenue Recognition. This adoption did not have a material effect on the timing of Great Plains' revenue recognition or cause changes to Great Plains' revenue recognition policies. See Note 1 in the Notes to Consolidated Financial Statements.

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

    Great Plains' customers are required to purchase a one-year maintenance plan at the time the product is acquired. A majority of these customers renew the maintenance plan after the initial term. Under the maintenance plan, Great Plains provides these customers with product upgrades in addition to on-line assistance and information.

    For further discussion of recently issued accounting standards that may impact Great Plains' future financial results, see Note 1 in the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

    The following table sets forth for the periods indicated the percentage of total revenues represented by certain items reflected in Great Plains' consolidated statement of income.

	Year Ended May 31,
	2000	1999	1998
As a percentage of total revenues
Revenues:
License	54.5%	59.1%	61.8%
Service	45.5	40.9	38.2

Total revenues	100.0	100.0	100.0
Cost of revenues:
License	13.2	14.3	13.1
Service	17.7	13.6	13.0
Amortization of acquired intangibles	0.4

Total cost of revenues	31.3	27.9	26.1

Gross profit	68.7	72.1	73.9
Operating expenses:
Sales and marketing	34.4	35.5	36.8
Research and development	16.8	14.4	14.6
General and administrative	9.3	8.2	8.9
Amortization of acquired intangibles	5.7	0.9	0.2
Acquired in-process research and development			8.3

Total operating expenses	66.2	59.0	68.8

Operating income	2.5	13.1	5.1
Other income, net	2.8	2.7	3.8

Income before income taxes	5.3	15.8	8.9
Income tax provision	2.5	6.3	3.7

Net income	2.8%	9.5%	5.2%

Revenues

    Revenues.  Revenues increased to $194.9 million for fiscal 2000 from $134.9 million in fiscal 1999 and $85.7 million in fiscal 1998, representing increases of 44.4% and 57.5%, respectively. These increases in revenues were primarily due to increased demand for Great Plains eEnterprise and Dynamics products and related services from both new and existing customers. During fiscal 2000, the increase in revenue can also be attributed to new strategic partnerships and acquisitions. In fiscal 2000, Great Plains launched a front office solution through a strategic partnership with Siebel Systems and completed the acquisitions of RealWorld, BTK, PWA and FRx.

    Great Plains' international revenues increased to $37.3 million in fiscal 2000 from $22.8 million in fiscal 1999 and $13.4 million in fiscal 1998, representing 19.1%, 16.9%, and 15.6% of total revenues for fiscal 2000, 1999 and 1998, respectively. In fiscal 2000, the increase in international revenues was a result of growth in existing markets as well as through the acquisition of BTK in Germany and PWA in the United Kingdom. In fiscal 1999, the revenue growth was largely a result of growth in markets served by our existing subsidiary operations and the fact that all of our subsidiaries were in operation for the entire year. In fiscal 1998, the growth was primarily a result of growth in our international subsidiary operations in the United Kingdom and Australia, as well as from the addition of new subsidiary operations in Singapore, South Africa and Scandinavia.

    License.  Total license fee revenues increased to $106.3 million in fiscal 2000 from $79.7 million in fiscal 1999 and $53.0 million in fiscal 1998, representing increases of 33.4% and 50.5%, respectively. These increases in total license fee revenues are largely attributable to increased market demand for our products from both new and existing customers. This demand was driven, in part, by additional product offerings. In fiscal 2000, Great Plains expanded our product offerings with our acquisitions of PWA, BTK, and FRx, while launching into front office through a strategic partnership with Siebel Systems. In addition in fiscal 2000, Great Plains released a project accounting solution. In fiscal 1999, Great Plains released human resources, manufacturing and enterprise reporting solutions. The release of these new solutions contributed to the increase in license fee revenues.

    Service.  Service revenues increased to $88.6 million in fiscal 2000, from $55.2 million in fiscal 1999 and $32.7 million in fiscal 1998, representing increases of 60.4% and 68.8%, respectively. Service revenues as a percentage of total revenues were 45.5%, 40.9%, and 38.2% for fiscal 2000, 1999 and 1998, respectively. The increase in service revenues is due largely to the service associated with our increased number of licenses for our products and renewals of existing maintenance and support contracts from the increased installed base of customers. The increase in service revenues as a percentage of total revenues is due primarily to renewals of existing maintenance and support contracts from the installed base of customers.

Costs and Expenses

    Cost of License Revenues.  Cost of license revenues consists primarily of the costs of product manuals, media, shipping and royalties paid to third-parties. Cost of license revenues increased to $25.7 million in fiscal 2000 from $19.4 million in fiscal 1999 and $11.2 million in fiscal 1998, representing 24.2%, 24.3% and 21.2% of total license revenues in fiscal 2000, 1999 and 1998, respectively. The increases in cost of license revenues are primarily attributable to an overall growth in license revenues and an increase in the sale of products for which Great Plains is obligated to pay royalties to third-party vendors. The increase in cost of license revenues as a percentage of license revenues increased in fiscal 1999 over fiscal 1998 due to a higher mix of revenue from sales of third-party products for which we have a royalty obligation. The cost of license revenues as a percentage of license revenues may continue to increase if Great Plains enters into additional royalty arrangements or if the sales of products which includes royalty obligations increase as a percentage of total license revenues.

    Cost of Service Revenues.  Cost of service revenues consists of the costs of providing electronic and telephone support, training and consulting services to customers and partners. Cost of service revenues increased to $34.4 million for fiscal 2000 from $18.3 million in fiscal 1999 and $11.1 million in fiscal 1998. The increase in cost of service revenues in dollars is primarily due to the expansion of Great Plains' service resources. Cost of service revenues as a percentage of service revenues increased to 38.8% for fiscal 2000 from 33.2% for fiscal 1999 and from 34.0% in fiscal 1998. The increase in cost of service revenues as a percentage of service revenues for fiscal 2000 was due to additional team members added in professional services to support the new solution areas of front office, human resources, project accounting and electronic commerce as well as increased costs associated with servicing the increased installed base. The decrease in cost of service revenues as a percentage of service revenues for fiscal 1999 from fiscal 1998 was due, in part, to improved efficiency in operations and continued strong customer enrollment in maintenance plans and support contracts. We anticipate that cost of service revenues will increase in dollar amount as service revenues increase and may increase as a percentage of service revenues if additional resources are added to support new initiatives.

    Sales and Marketing.  Sales and marketing expenses consist primarily of salaries, commissions, travel and promotional expenses. Sales and marketing expenses increased to $67.1 million for fiscal 2000 from $47.8 million in fiscal 1999 and $31.5 million in fiscal 1998, representing 34.4%, 35.5%, and 36.8% of total revenues for fiscal 2000, 1999 and 1998, respectively. The decrease in sales and marketing expenses as a percentage of total revenues in fiscal 2000 and fiscal 1999 reflects an increase in sales and marketing productivity. The dollar increase in sales and marketing expenses is attributable to the hiring of additional sales and marketing personnel, continued investments in expanding the capacity and capability of the channel for our products, increased marketing expenses for our products including a global advertising and brand awareness campaign, and increased commission expenses associated with higher revenues. Also, Great Plains increased sales and marketing expenses related to the operation of our international subsidiaries in Canada, the United Kingdom, Germany, Scandinavia, South Africa, Singapore and Australia. In fiscal 2000, sales and marketing expenses also increased as a result of sales and marketing expenses associated with the acquisitions of RealWorld, BTK, PWA and FRx. Great Plains anticipates that sales and marketing expenses will increase in dollar amount as total revenues increase; however, Great Plains does not anticipate significant changes in sales and marketing expenses as a percentage of total revenues.

    Research and Development.  Research and development expenses consist primarily of compensation of development personnel and depreciation of equipment. Research and development expenses increased to $32.7 million in fiscal 2000 from $19.5 million in fiscal 1999 and $12.5 million in fiscal 1998, representing 16.8%, 14.4% and 14.6% of total revenues for fiscal 2000, 1999 and 1998, respectively. In fiscal 2000, the increase in research and development expenses both in dollars and as a percentage of total revenues was primarily due to the acquisitions of BTK, PWA and FRx and as a result of additional resources added to further develop the new solution areas of e-business, front office, human resources, and project accounting. In fiscal 1999, the increase in research and development in dollars was due, in part, to additional resources added to further develop the new solution areas of e-business, human resources, manufacturing and enterprise reporting, as well as from resources added as a result of the fourth quarter 1999 acquisition of Match Data Systems, which included an established development center in Manila, Philippines. In fiscal 1998, the dollar increase for research and development was from development efforts primarily focused on the delivery of substantial new versions of Great Plains products and the release of an electronic commerce solution. We anticipate that we will continue to devote substantial resources to our research and development effort and that research and development expenses will increase in dollar amount in future periods and may increase as a percentage of revenues.

    General and Administrative.  General and administrative expenses consist primarily of salaries of executive, financial, human resources and information services personnel, as well as outside professional fees. General and administrative expenses increased to $18.2 million for fiscal 2000 from $11.1 million in fiscal 1999 and $7.6 million in fiscal 1998, representing 9.3%, 8.2% and 8.9% of total revenues for fiscal

2000, 1999 and 1998, respectively. These increases were primarily due to increased staffing and related expenses necessary to manage and support the expansion of our operations. In fiscal 2000, the acquisitions of BTK, PWA, and FRx have resulted in increased general and administrative expenses. We believe that our general and administrative expenses will increase in dollar amount in the future to support the expansion of our operations.

    Amortization of Acquired Intangibles.  Amortization of acquired intangible assets represents the periodic amortization expense of acquired intangibles and goodwill from acquisitions completed by Great Plains. The portion of acquired intangible assets that is identified as "acquired technology' is included in the Cost of Revenues section of the Consolidated Statement of Income. The acquired technology assets are being amortized over their expected useful lives ranging from four to five years. Amortization of acquired technology for fiscal 2000 was $0.9 million, representing 0.4% of total revenues. Amortization of other acquired intangible assets and goodwill is recorded within the Operating Expenses section of the Consolidated Statement of Income. The goodwill and acquired intangibles are being amortized over their expected useful lives ranging from four to five years. Amortization of acquired intangible assets was $11.1 million in fiscal 2000, $1.1 million in fiscal 1999 and $0.2 million in fiscal 1998, representing 5.7%, 0.9%, and 0.2% of total revenues, respectively. The increase of amortization of intangibles in both dollars and as a percentage of total revenue for fiscal 2000 relates to the acquisitions that were completed during fiscal 2000. The increase of amortization of intangibles for fiscal 1999 relates to the acquisitions of ICONtrol Inc. and certain assets and liabilities of Telenor Financial Systems that occurred late in fiscal 1998. See Note 2 in the Notes to Consolidated Financial Statements for a listing of the acquisitions completed in fiscal 2000. Given that the majority of these acquisitions occurred during the last half of fiscal 2000 and given the subsequent acquisition of Solomon Software, which will be accounted for as a purchase accounting transaction, amortization of acquired intangibles will increase in future periods. See Note 16 in the Notes to Consolidated Financial Statements.

    Acquired In-Process Research and Development.  Great Plains completed two acquisitions in the fourth quarter of fiscal 1998, both of which were accounted for using the purchase method of accounting. The first acquisition provided a human resources application and manufacturing solution, while the second acquisition provided a enterprise reporting solution. The purchase price for these acquisitions was $7.5 million for the manufacturing and human resource applications and $4.4 million for the enterprise reporting solution.

    Valuation of the intangible assets acquired were determined by an independent third party appraisal company and consisted of in-process research and development, current technology, assembled workforce, and goodwill. The amounts related to in-process research and development included $3.2 million for manufacturing, $2.2 million for human resources, and $1.7 million for enterprise reporting. These amounts were determined by an independent third party appraisal company and were charged against income in fiscal 1998, as the underlying research and development projects had not yet reached technological feasibility and had no alternative future uses.

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

    Other Income, Net.  Other income, net, consists primarily of earnings from investments, net of any interest expense. Other income, net, increased to $5.5 million for fiscal 2000 from $3.6 million in fiscal 1999 and $3.3 million in fiscal 1998. The increase in other income, net in fiscal 2000 was primarily a result of increased investment earnings due to higher interest rates our investments returned during the year and the more than $47 million received from Great Plains' public offering of common stock in March 1999. The increase in other income, net in fiscal 1999 over fiscal 1998 was a result of the more than $47 million received from Great Plains' public offering of common stock in March 1999, as well as additional cash resulting from our increased operating income.

    Provision for Income Taxes.  Provision for income taxes was $4.9 million, $8.5 million and $3.2 million for fiscal 2000, 1999 and 1998, respectively. In fiscal 2000, 1999 and 1998, the provision for income taxes was 47.3%, 40.0% and 41.9%, respectively, of income before income taxes. In fiscal 2000, the decrease in dollar amount of the provision for income taxes is the result of a lower operating income. The increase in the effective tax rate is a result of the non-deductibility of amortization of certain acquired intangibles for income tax purposes. See Note 11 in the Notes to Consolidated Financial Statements.

    Net Income.  Net income was $5.4 million, $12.8 million and $4.4 million for fiscal 2000, 1999 and 1998, respectively. The overall decrease in net income in fiscal 2000 from fiscal 1999 is due primarily to the amortization of acquired intangibles that Great Plains recorded as a result of the acquisitions that were completed during fiscal 2000. Great Plains anticipates that it will experience net losses for the foreseeable future due to the amortization expenses of acquired intangibles associated with the acquisitions of in fiscal 2000 and the acquisition of Solomon Software in June 2001. See Notes 2 and 16 in the Notes to Consolidated Financial Statements for discussion of the acquisitions completed.

Selected Quarterly Operating Results

    The following table sets forth certain unaudited consolidated financial information for each of the four quarters in Great Plains' fiscal years ended May 31, 2000 and May 31, 1999. In management's opinion, this unaudited quarterly information has been prepared on the same basis as the audited consolidated financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the quarters presented when read in conjunction with the audited consolidated financial statements and notes thereto included elsewhere in this document. Great Plains believes that quarter-to-quarter comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

	Three Months Ended
	May 31, 2000	Feb. 29, 2000	Nov. 30, 1999	Aug. 31, 1999	May 31, 1999	Feb. 28, 1999	Nov. 30, 1998	Aug. 31, 1998
	(Dollars in thousands)
Revenues:
License	$30,509	$25,301	$27,020	$23,445	$23,883	$21,247	$18,441	$16,114
Service	29,052	22,756	20,346	16,423	16,244	14,597	13,366	11,015

Total revenues	59,561	48,057	47,366	39,868	40,127	35,844	31,807	27,129
Cost of revenues:
License	6,767	6,414	6,570	5,943	5,314	5,388	4,657	3,996
Service	12,353	8,624	7,407	6,023	5,716	4,910	4,148	3,576
Amortization of acquired intangibles	608	261

Total cost of revenues	19,728	15,299	13,977	11,966	11,030	10,298	8,805	7,572

Gross profit	39,833	32,758	33,389	27,902	29,097	25,546	23,002	19,557
Operating expenses:
Sales and marketing	21,706	15,842	16,203	13,351	14,277	12,363	11,706	9,499
Research and development	10,809	8,516	7,249	6,152	5,474	5,098	4,650	4,264
General and administrative	6,429	4,357	3,788	3,613	3,208	3,018	2,336	2,518
Amortization of acquired intangibles	8,502	1,989	358	261	292	257	242	287

Total operating expenses	47,446	30,704	27,598	23,377	23,251	20,736	18,934	16,568

Operating income (loss)	(7,613)	2,054	5,791	4,525	5,846	4,810	4,068	2,989
Other income, net	1,245	1,465	1,476	1,316	1,450	794	699	649

Income (loss) before income taxes	(6,368)	3,519	7,267	5,841	7,296	5,604	4,767	3,638
Income tax provision (benefit)	(3,795)	3,401	2,906	2,339	2,917	2,242	1,907	1,454

Net income (loss)	$(2,573)	$118	$4,361	$3,502	$4,379	$3,362	$2,860	$2,184

    Great Plains' quarterly revenues and operating results have varied significantly in the past and are likely to vary substantially from quarter to quarter in the future. Such fluctuations may result in volatility in the price of Great Plains' common stock. Management establishes our expenditure levels based on our expectations as to future revenue, and, if revenue levels are below expectations, expenses can be disproportionately high. As a result, a drop in near-term demand for Great Plains' products could significantly affect both revenues and profits in any quarter. In the future, Great Plains' operating results may fluctuate for this reason or as a result of a number of other factors, including increased expenses, timing of product releases, increased competition, variations in the mix of sales, announcements of new products by Great Plains or our competitors, potential acquisitions and capital spending patterns of Great Plains' customers.

    Great Plains' business has experienced and may continue to experience seasonality. In recent years, due to a number of factors, including the timing of product releases and sales incentive programs, Great Plains has recognized a greater percentage of our revenue in our fourth fiscal quarter than in any of the first three quarters. Moreover, due to fiscal year-end sales incentive programs, Great Plains has historically recognized less revenue and operating income in our first fiscal quarter than in the other quarters.

Liquidity and Capital Resources

    Great Plains has historically funded operations primarily through cash provided by operations and the sale of equity securities. Currently, Great Plains meets our working capital needs with cash provided by operations.

    Cash provided by operating activities was $20.4 million, $24.6 million, and $17.6 million for fiscal 2000, 1999 and 1998, respectively. The decrease in cash provided by operations in fiscal 2000 was primarily a result of decreased net income and an increase in accounts receivable. This decrease was partially offset by the increase in depreciation and amortization charges as a result of acquisitions and an increase in deferred revenues. The increase in cash provided by operations in fiscal 1999 was primarily due to revenue growth and increased profits from Great Plains' operations as well as increases in deferred revenues of $8.8 million, increase in accounts payable and accrued expenses of $8.9 million offset by a $3.3 million reduction in income taxes payable and a $3.8 million increase in accounts receivable.

    Great Plains' investing activities used cash of $25.6 million, $65.8 million, and $63.8 million for fiscal 2000, 1999, and 1998, respectively. In fiscal 2000, cash used for investing activities included $32.2 million for the purchase of property and equipment used for expansion of business as well as construction costs associated with a second building that Great Plains is constructing on our campus in Fargo, North Dakota. Great Plains also used cash of $39.7 for acquisitions completed during the year. See Note 2 in the Notes to Consolidated Financial Statements for a listing of acquisitions that occurred during the year. These expenditures were offset by the net sale of investments of $52.0 million in order to fund Great Plains cash needs during the year.

    The principal use of cash in investing activities for fiscal 1999 was approximately $47 million for the purchase of investments following Great Plains' second public offering of common stock. Investing activities in fiscal 1999 also included cash used of approximately $14.8 million for the purchase of property and equipment to support our growth as well as to furnish the new building that we moved into in the first quarter of fiscal 2000. Investing activities in fiscal 1998 also included cash used of approximately $11.9 million for two acquisitions completed in the fourth quarter of fiscal 1998. In addition, investing activities for fiscal 1998 included increased capital expenditures related to the acquisition of computer equipment and furniture required to support expansion of our operations.

    Great Plains' financing activities provided cash of $5.1 million, $50.0 million, and $52.2 million during fiscal 2000, 1999 and 1998, respectively. Cash provided by financing activities were derived from $3.5 million of proceeds from a note payable and $5.7 million of stock options that were exercised by employees. This increase in cash was offset by $4.2 million of cash payments on notes payable, long-term debt and capital leases.

    For fiscal 1999, cash of $50.0 million was provided from financing activities primarily from $47.2 million from the sale of Great Plains common stock in a public offering in March 1999 and proceeds received from stock options that were exercised during the year. For fiscal 1998, cash of $52.2 million was provided from financing activities primarily from $50.3 million from the sale of Great Plains common stock in an initial public offering and proceeds received from the exercise of stock options.

    Great Plains' sources of liquidity at May 31, 2000, consisted principally of cash, cash equivalents and investments of $71.6 million. Great Plains also has a $10.0 million revolving line of credit facility with a bank. The line of credit expires November 2000, and borrowings made thereunder are subject to certain covenants. No amounts were outstanding under the line of credit at May 31, 2000. See Note 8 of Notes to Consolidated Financial Statements. Great Plains believes that our existing cash, cash equivalents and investments, cash generated from operations and the amounts available under the line of credit will be sufficient to fund our operations for the foreseeable future.

Recently Issued Accounting Pronouncements

    In December 1999, the Securities and Exchange Commission published Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." This SAB summarized certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. This SAB is required to be implemented by Great Plains in fiscal 2001. Great Plains' management believes the adoption of SAB No. 101 will not have a material effect on Great Plains' financial statements.

    In June 1998, the Financial Accounting Standards Board issued Statement No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." This standard establishes accounting and reporting standards for derivative instruments and hedging activities. The Company must adopt SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, no later than June 1, 2001. Management believes the adoption of SFAS No. 133 will not have a material effect on the Company's financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Accountants

To the Board of Directors
and Stockholders of
Great Plains Software, Inc.

    In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Great Plains Software, Inc. and our subsidiaries at May 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2000 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Minneapolis, Minnesota
June 22, 2000

GREAT PLAINS SOFTWARE, INC.
CONSOLIDATED BALANCE SHEET
(Dollars in thousands, except per share amounts)

	May 31,
	2000	1999
ASSETS
Current assets:
Cash and cash equivalents	$26,912	$26,983
Investments	44,698	96,700
Accounts receivable, net	43,509	12,593
Inventories	714	746
Prepaid expenses and other current assets	9,600	6,340
Deferred income tax assets	5,961	5,542

Total current assets	131,394	148,904
Property and equipment, net	46,898	19,351
Goodwill and other intangibles, net	161,192	3,838
Deferred income tax assets	1,444	2,982
Other assets	6,878	5,068

Total assets	$347,806	$180,143

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,403	$8,392
Accrued expenses	23,626	11,590
Salaries and wages payable	2,283	1,031
Commissions payable	2,598	2,053
Deferred revenues	49,615	23,884
Current portion of long-term debt and capital leases	1,289	—

Total current liabilities	87,814	46,950
Long-term debt and capital leases, net of current portion	3,007	—

Total liabilities	90,821	46,950
Commitments and contingencies (Note 10)
Stockholders' equity:
Common stock, par value $.01 per share: 100,000,000 shares authorized, 17,375,010 shares and 15,362,820 shares issued and outstanding, respectively	174	154
Additional paid-in capital	241,909	118,683
Accumulated other comprehensive loss	(5,025)	(162)
Retained earnings	19,927	14,518

Total stockholders' equity	256,985	133,193

Total liabilities and stockholders' equity	$347,806	$180,143

See accompanying notes to the consolidated financial statements.

GREAT PLAINS SOFTWARE, INC.
CONSOLIDATED STATEMENT OF INCOME
(Dollars in thousands, except per share amounts)

	Year Ended May 31,
	2000	1999	1998
Revenues:
License	$106,275	$79,685	$52,949
Service	88,577	55,222	32,710

Total revenues	194,852	134,907	85,659

Cost of revenues:
License	25,694	19,355	11,220
Service	34,407	18,350	11,118
Amortization of acquired intangibles	892	—	—

Total cost of revenues	60,993	37,705	22,338

Gross profit	133,859	97,202	63,321
Operating expenses:
Sales and marketing	67,102	47,845	31,519
Research and development	32,726	19,486	12,516
General and administrative	18,187	11,080	7,587
Amortization of acquired intangibles	11,087	1,078	187
Acquired in-process research and development	—	—	7,136

Total operating expenses	129,102	79,489	58,945

Operating income	4,757	17,713	4,376
Interest expense	(230)	(3)	(2)
Other income, net	5,732	3,595	3,276

Income before income taxes	10,259	21,305	7,650
Income tax provision	4,850	8,520	3,203

Net income	$5,409	$12,785	$4,447

Income per common share:
Basic	$0.34	$0.90	$0.33

Diluted	$0.32	$0.86	$0.32

Shares used in computing income per common share:
Basic	16,030,419	14,231,102	13,381,414

Diluted	16,749,719	14,872,579	14,089,092

See accompanying notes to the consolidated statements.

GREAT PLAINS SOFTWARE, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(Dollars in thousands)

	Series A Preferred		Common Stock
					Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss		Comprehensive Income
	Shares	Amount	Shares	Amount				Total
Balance May 31, 1997	225,000	$199	8,080,335	$81	$(13,843)	$(2,714)	$—	$(16,277)
Sale of common stock, net			3,450,000	34	50,209			50,243
Exercise of stock options			286,708	3	1,900			1,903
Conversion of preferred stock to common stock	(225,000)	(199)	1,847,627	18	28,878			28,697
Tax benefit from stockholder transactions					586			586
Stock issued for business combination			56,250	1	71			72
Net income						4,447		4,447	$4,447

Balance May 31, 1998	—	—	13,720,920	137	67,801	1,733	—	69,671	$4,447

Sale of common stock, net			1,318,325	13	47,165			47,178
Exercise of stock options			218,534	3	2,804			2,807
Tax benefit from stockholder transactions					978			978
Stock issued for business combinations			105,041	1	(65)			(64)
Translation adjustment							(81)	(81)	$(81)
Net unrealized loss on investments, net of tax							(81)	(81)	(81)
Net income						12,785		12,785	12,785

Balance May 31, 1999	—	—	15,362,820	154	118,683	14,518	(162)	133,193	$12,623

Exercise of stock options			426,162	4	5,728			5,732
Tax benefit from stockholder transactions					893			893
Stock issued for business combinations			1,586,028	16	116,605			116,621
Translation adjustment							(4,932)	(4,932)	$(4,932)
Net unrealized gain on investments, net of tax							69	69	69
Net income						5,409		5,409	5,409

Balance May 31, 2000	—	—	17,375,010	$174	$241,909	$19,927	$(5,025)	$256,985	$546

See accompanying notes to the consolidated financial statements.

GREAT PLAINS SOFTWARE, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)

	Year Ended May 31,
	2000	1999	1998
Cash flows from operating activities:
Net income	$5,409	$12,785	$4,447
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,337	5,147	2,863
Acquired in-process research and development	—	—	7,136
Deferred income tax expense	(2,882)	(780)	(5,211)
Changes in operating assets and liabilities excluding effect of business combinations:
Accounts receivable	(20,555)	(3,803)	(2,603)
Inventories	72	(204)	25
Prepaid expenses and other assets	755	(2,512)	(1,601)
Accounts payable and accrued expenses	(1,656)	5,649	8,234
Salaries, wages and commissions payable	1,798	(420)	391
Deferred revenue	17,114	8,751	3,947

Net cash provided by operating activities	20,392	24,613	17,628

Cash flows from investing activities:
Purchases of property and equipment	(32,238)	(14,825)	(5,265)
Purchases of businesses, net of cash acquired	(39,691)	—	(11,870)
Purchase of investments	(316,867)	(384,008)	(714,104)
Proceeds from investments	368,869	336,028	669,525
Purchase of other assets	(5,617)	(3,007)	(2,036)

Net cash used by investment activities	(25,544)	(65,812)	(63,750)

Cash flows from financing activities:
Principal payments on notes payable, long-term debt and capital lease obligations	(4,194)	—	—
Proceeds from loan	3,543	—	—
Exercise of stock options	5,732	2,807	1,903
Proceeds from issuance of common stock, net	—	47,178	50,315

Net cash provided by financing activities	5,081	49,985	52,218

(Decrease) increase in cash and cash equivalents	(71)	8,786	6,096
Cash and cash equivalents at beginning of period	26,983	18,197	12,101

Cash and cash equivalents at end of period	$26,912	$26,983	$18,197

Supplemental cash flow information:
Interest paid	$230	$3	$2
Income taxes paid	$7,022	$11,475	$4,005

See accompanying notes to the consolidated financial statements.

GREAT PLAINS SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BUSINESS INFORMATION AND SIGNIFICANT ACCOUNTING POLICIES

Business Information

    Great Plains (Nasdaq: GPSI) offers e-business solutions that interconnect business communities. These e-business solutions automate processes among financials, distribution, enterprise reporting, project accounting, electronic commerce, human resources and payroll, manufacturing, sales and marketing management, and customer service and support functions. Great Plains' solutions are sold and implemented by a unique worldwide network of independent partner organizations that share the company's commitment to lasting customer relationships.

Significant Accounting Policies

  Consolidation Policy and Foreign Currency Translations

    The consolidated financial statements include the accounts of Great Plains and our subsidiaries in the United States, Canada, the United Kingdom, Germany, Scandinavia, South Africa, Singapore, Australia and the Philippines, collectively the "Company". All significant intercompany accounts and transactions have been eliminated in consolidation. Essentially all assets and liabilities are translated to U.S. dollars at year-end exchange rates, while elements of the income statement are translated at average exchange rates in effect during the year. The functional currency of the subsidiaries is the local currency. Therefore, all translation gains and losses resulting from fluctuations in currency exchange rates of these subsidiaries are recorded as a component of accumulated other comprehensive loss in equity.

  Use of Estimates

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Fair Value Disclosure of Financial Instruments

    The Company's financial instruments consist of cash, investments, short-term receivables, payables, capital leases and loans for which their current carrying amounts approximate fair market value.

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

  Investments

    Investments in debt securities that are not cash equivalents have been designated as available for sale. Those securities, which consist of various high rated governmental securities and corporate commercial paper, are reported at fair value, with net unrealized gains and losses included in stockholders' equity. The net unrealized gain on investments in debt securities, net of income tax, was $69,000 at May 31, 2000 and the net unrealized loss on investment in debt securities, net of income tax, was $81,000 at May 31, 1999. The maturities of the debt securities range between 2000 to 2001.

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

  Revenue Recognition and Deferred Revenue

    Software license revenues are recognized upon shipment less a reserve for estimated future returns. Revenues from support and maintenance service contracts are recorded as deferred revenues when billed and recognized ratably over the contract period. Other service revenues such as training and consulting services are recognized as the services are performed. The Company, at managements discretion, may allow customers to return products for a short period of time following the sale. The Company provides an allowance for these anticipated returns based upon our historical experience of returns for similar products. These amounts are recorded as an offset to license revenues. Statement of Position 97-2 ("SOP 97-2"), "Software Revenue Recognition," was effective in fiscal 1999 and was adopted by the Company on

June 1, 1998. The adoption of SOP 97-2 did not have a material effect on the timing of the Company's revenue recognition or cause changes to its revenue recognition policies.

  Advertising

    The Company accrues, at the time of sale, an estimated liability for qualified advertising expenses incurred by partner organizations for which the Company has agreed to reimburse such parties as part of a cooperative advertising program. Other advertising costs are expensed as incurred. Advertising expense was approximately $9,742,000, $7,638,000 and $3,731,000 for the years ended May 31, 2000, 1999 and 1998, respectively.

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

  Earnings Per Share

    Basic earnings per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.

    The following table sets forth the computation of basic and diluted net income per share (dollars in thousands, except per share amounts):

	For the Year Ended May 31,
	2000	1999	1998
Basic earnings per share computation:
Net income available to common stockholders	$5,409	$12,785	$4,447

Weighted average common shares	16,030,419	14,231,102	13,381,414

Basic net income per share	$0.34	$0.90	$0.33

Diluted earnings per share computation:
Net income	$5,409	$12,785	$4,447

Shares calculation:
Weighted average number of common shares	16,030,419	14,231,102	13,381,414
Effect of dilutive stock options	719,300	641,477	707,678

	16,749,719	14,872,579	14,089,092

Diluted net income per share	$0.32	$0.86	$0.32

  Comprehensive Income

    Comprehensive income for the Company includes net income, the effects of currency translation which are charged or credited to the cumulative translation adjustment account within stockholders' equity, and the unrealized gain/loss on investments available for sale which is recorded within stockholders' equity. Comprehensive income for all periods presented is included in the Consolidated Statement of Stockholders' Equity and Comprehensive Income.

  Related Party Transactions

    In January, 2000, the Company purchased 33 acres of land immediately west of its North Dakota headquarters from a partnership controlled by one of its directors for expansion purposes. The purchase price of $969,000 (based upon $.67 per square foot) was determined by an independent third-party appraisal.

  Reclassifications

    Certain prior year amounts have been reclassified to conform with the current year presentation.

  Recently Issued Accounting Standards

    In December 1999, the Securities and Exchange Commission published Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." This SAB summarized certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. This SAB is required to be implemented by Great Plains in fiscal 2001. Great Plains' management believes the adoption of SAB No. 101 will not have a material effect on Great Plains' financial statements.

    In June 1998, the Financial Accounting Standards Board issued Statement No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." This standard establishes accounting and reporting standards for derivative instruments and hedging activities. The Company must adopt SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, no later than June 1, 2001. Management believes the adoption of SFAS No. 133 will not have a material effect on the Company's financial statements.

2.  BUSINESS COMBINATIONS

  Fiscal 2000 Business Combinations

    In March 2000, the Company acquired FRx Software Corporation, a developer of financial reporting and analytics solutions, through a merger agreement by the issuance of approximately 786,000 shares of the Company's common stock and $12.3 million in cash.

    In February 2000, the Company acquired PWA Group, Limited, a provider of human resource and payroll solutions based in the United Kingdom through the issuance of approximately 416,000 shares of the Company's common stock and $6.8 million in cash.

    In January 2000, the Company acquired BTK Software & Consulting AG, a developer of front office and back office solutions based in Germany, through the issuance of approximately 96,000 shares of the Company's common stock and $5.5 million in cash.

    In January 2000, the Company acquired Forestar Asset Management, LLC through the issuance of approximately 104,000 shares of the Company's common stock and $900,000 in cash. This acquisition provides ownership of the fixed asset management solution for our e-business products for which the Company was previously marketing under an OEM agreement.

    In January 2000, the Company acquired RealWorld Corporation, a developer of accounting and business solutions, through a merger agreement by the issuance of approximately 184,000 shares of the Company's common stock and $5.5 million in cash.

    In December 1999, the Company established a wholly owned subsidiary in Germany through the acquisition of an established international alliance partner. Total consideration for the acquisition was approximately $4.6 million.

    In October 1999, the Company acquired Southern Plains, LLC through the payment of approximately $5.7 million of cash. This acquisition provides ownership of the field service solution for which the Company was previously marketing under an OEM agreement.

    The value of the Company's common stock issued for the acquisitions completed during fiscal 2000 was determined by the average Great Plains common stock price shortly before and after the announcements of the acquisitions. All of the transactions above were accounted for using the purchase accounting method and accordingly, the net assets acquired were recorded at their estimated fair values at the effective dates of the acquisitions. The following table presents the purchase price allocation of these acquisitions (dollars in thousands):

Cash and fair value of the Company's common stock issued	$163,205
Direct acquisition costs	3,709
Net liabilities assumed	25,727

Total purchase price	$192,641

Estimated fair value of tangible assets acquired	$24,469
Estimated fair value of identifiable intangible assets	19,020
Goodwill	154,487
Deferred tax liabilities related to identifiable intangibles	(5,335)

$192,641

    The value of the intangible assets was determined by a third party appraiser. The intangible assets are being amortized over their estimated lives of four to five years.

    Except for the FRx acquisition, the results of operations from all of the acquisitions that were completed during fiscal 2000 were not material to the consolidated financial statements; accordingly, pro forma financial disclosures for those acquisitions are not presented.

    The following table presents the consolidated results of operations on an unaudited pro forma basis as if the acquisition of FRx had taken place at the beginning of each year presented (dollars in thousands, except per share amounts).

	May 31,
	2000	1999
Total revenues	$206,453	$148,272
Net loss	$(6,604)	$(2,494)
Pro forma net loss per share	$(0.40)	$(0.17)

    The unaudited pro forma results of operations are for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition occurred at the beginning of the periods presented or the results which may occur in the future.

  Business Combinations Prior to Fiscal 2000

    In April 1999, the Company received all of the outstanding capital stock of Match Data Systems, Inc., a software provider of project accounting solutions, in a transaction that was accounted for as a pooling of interests. To affect the business combination, the Company issued a combination of 159,618 shares and options of the Company's common stock. Financial data for the periods prior to the closing of this transaction has not been restated because neither the net assets nor operating results were material to the Company's consolidated financial statements. The Company's consolidated financial statements include the results of Match Data Systems, Inc. since May 1, 1999.

    In April 1998, the Company acquired certain assets and assumed certain liabilities of ICONtrol, Inc., a software provider of manufacturing and human resource solutions. The purchase price was paid in cash and totaled $7,536,000. The acquisition was accounted for as a purchase and accordingly, the net assets acquired were recorded at their estimated fair values at the effective date of the acquisition. The allocation included $5,456,000 to in-process research and development, $1,935,000 to intangible assets and $145,000 to the fair value of net tangible assets.

    The $5,456,000 related to acquired in-process research and development, as determined by an independent third party appraisal, was charged against income in fiscal 1998 as the underlying research and development projects had not yet reached technological feasibility. The Company's consolidated financial statements include the results of ICONtrol since date of acquisition.

    The following table presents the consolidated results of operations on an unaudited pro forma basis as if the acquisition of ICONtrol had taken place at the beginning of fiscal 1998 (dollars in thousands, except per share amounts):

May 31, 1998
Total revenues	$88,060
Net income	$7,367
Pro forma net income per share (diluted)	$0.53
Reported net income per share (diluted) before acquisition related charges	$0.63

    The one time charge for acquired in-process research and development is not reflected in the pro forma results presented above. The unaudited pro forma results of operations are for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition occurred at the beginning of the periods presented or the results which may occur in the future.

    In May 1998, the Company acquired certain assets and assumed certain liabilities of Telenor Financial Systems, a software provider of sophisticated multinational consolidations and budgeting solutions. The purchase price was paid in cash and totaled $4,406,000. The acquisition was accounted for as a purchase and accordingly, the net assets acquired were recorded at their estimated fair values at the effective date of the acquisition. The allocation included $1,680,000 to in-process research and development, $990,000 to intangible assets, $1,681,000 to goodwill and $55,000 to the fair value of net tangible assets.

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

    In September 1997, the Company received all of the outstanding capital stock of its Singapore distributor in a transaction that was accounted for as a pooling of interest. To effect the business combination, the Company issued 56,250 shares of the Company's common stock. Financial data for the periods prior to the closing of this transaction have not been restated because neither the net assets nor operating results were material to the Company's consolidated financial statements. The Company's consolidated financial statements include the results of the Singapore distributor since September 1, 1997.

3.  ACCOUNTS RECEIVABLE

    Accounts receivable, net of allowances, consist of the following (dollars in thousands)

	May 31,
	2000	1999
Gross accounts receivable	$50,934	$18,280
Less allowance for returns and doubtful accounts	(7,425)	(5,687)

	$43,509	$12,593

4.  PROPERTY AND EQUIPMENT

    Property and equipment consists of the following (dollars in thousands):

	May 31,
	2000	1999
Land	$1,698	$225
Furniture and fixtures	9,986	7,239
Computers and equipment	41,030	23,520
Leasehold improvements	3,499	943
Purchased software for internal use	12,239	2,632
Construction in progress	4,441	—

	72,893	34,559
Less accumulated depreciation and amortization	(25,995)	(15,208)

	$46,898	$19,351

    Depreciation expense for the years ended May 31, 2000, 1999, 1998, was $8,358,000, $4,069,000, and $2,676,000, respectively.

5.  GOODWILL AND OTHER INTANGIBLES

    Goodwill and other intangibles consist of the following (dollars in thousands):

	May 31,
	2000	1999
Goodwill	$154,419	$2,308
Other intangibles	22,618	2,925

	177,037	5,233
Less accumulated amortization	(15,845)	(1,395)

	$161,192	$3,838

    Amortization expense for the years ended May 31, 2000, 1999 and 1998 was $11,979,000, $1,078,000 and $187,000, respectively.

6.  ACCRUED EXPENSES

    Accrued expenses consist of the following (dollars in thousands):

	May 31,
	2000	1999
Accrued vacation payable	$5,551	$3,780
Coop advertising accrual	1,767	2,074
Sales tax payable	1,299	521
Other	15,009	5,215

	$23,626	$11,590

7.  OTHER INCOME, NET

    Other income, net consists of the following (dollars in thousands):

	May 31,
	2000	1999	1998
Interest income	$5,506	$3,998	$3,508
Other	226	(403)	(232)

	$5,732	$3,595	$3,276

8.  LINE OF CREDIT

    The Company has a $10,000,000 revolving line of credit facility with a bank that provides for interest at prime. Substantially all of the Company's assets are pledged as collateral on the line of credit, which expires in November 2000, and is subject to certain covenants, all of which had been complied with at May 31, 2000. There were no amounts outstanding at May 31, 2000 or 1999.

9.  LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

    Long-term debt and capital lease obligations consists of the following (dollars in thousands):

May 31, 2000
Various capital lease obligations with interest rates varying from 7.6% to 14.3%, at May 31, 2000, maturities through February 2002, repayable in monthly installments and collateralized by the related equipment	$442
Variable term loan bearing interest at the prime rate (adjusted annually) less a 5% PACE Interest Buy Down (3.5% as of May 31, 2000), matures January 31, 2004, payable in monthly installments and secured by various assets	3,305
Mortgage payable bearing interest at 2.25% over the defined rate, through September 15, 2003 (7.25% as of May 31, 2000). The interest rate then reverts to 1.25% over the base rate, as defined, thereafter (7.25% as of May 31, 2000).	441
Other	108

4,296
Current portion of long-term debt	(1,289)

$3,007

    Long-term debt and capital lease obligations maturing in each of the next five years is $1,289,000 in fiscal 2001, $1,037,000 in fiscal 2002, $920,000 in fiscal 2003, $820,000 in fiscal 2004 and $230,000 in fiscal 2005.

10.  COMMITMENTS AND CONTINGENCIES

  Lease Obligations

    Rental expense incurred for operating leases of office facilities and office equipment was approximately $5,648,000 in 2000, $1,706,000 in 1999 and $1,054,000 in 1998. Future minimum rental payments as of May 31, 2000, for noncancelable operating leases with initial or remaining terms in excess of one year are payable as follows: fiscal 2001—$6,869,000, fiscal 2002—$6,487,000, fiscal 2003—$5,668,000, fiscal 2004—$3,789,000, fiscal 2005—$3,143,000 and thereafter—$26,379,000.

  Litigation

    The Company is, from time to time, a party to litigation arising in the normal course of business. Management believes that none of this litigation will have a material adverse effect on the financial position or results of operations or cash flows of the Company.

11.  INCOME TAXES

    Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

    Significant components of the Company's deferred income tax assets and liabilities are as follows (dollars in thousands):

	May 31,
	2000	1999
Current deferred income tax assets:
Accounts receivable allowances	$2,467	$2,086
Deferred revenue	253	592
Accruals and other	3,241	2,864

Total current deferred income tax assets	5,961	5,542

Long-term deferred income tax assets:
Long-term deferred income tax assets:
Net operating loss of foreign subsidiaries	2,287	664
Net operating loss	1,274
Book amortization in excess of tax amortization	1,137
Acquired-in-process research and development	2,253	2,427
Other	245

Total long-term deferred income tax assets	7,196	3,091

Long-term deferred income tax liabilities:
Tax depreciation in excess of financial reporting	(660)	(109)
Indentifiable intangible assets	(5,005)
Other	(87)

Total long-term deferred income tax liabilities	(5,752)	(109)

Total net long-term deferred income taxes assets	1,444	2,982

Total net deferred income tax assets	$7,405	$8,524

    The provision for income taxes is summarized as follows (dollars in thousands):

	May 31,
	2000	1999	1998
Current income taxes:
Federal	$6,851	$8,244	$6,954
State	881	1,056	1,460

	7,732	9,300	8,414
Deferred income taxes:
Federal	(2,554)	(683)	(4,560)
State	(328)	(97)	(651)

	(2,882)	(780)	(5,211)

	$4,850	$8,520	$3,203

    The differences between the expected tax provision based on the federal income tax statutory rate and the actual provision for the years presented are summarized as follows (dollars in thousands):

	May 31,
	2000	1999	1998
Expected tax provision at statutory rate	$3,591	$7,457	$2,678
State income taxes, net of federal tax effect	462	633	575
Other	797	430	(50)

Total	$4,850	$8,520	$3,203

12.  INCENTIVE STOCK OPTION PLAN

    On May 31, 2000, 2,419,202 shares of common stock had been reserved for issuance or grant under the Company's stock option plans. The options are granted to employees at 100% of the fair market value on the date of grant. The fair market value, rate of exercisability and expiration dates of the options granted are determined by the Board of Directors at the time of grant. Options generally vest ratably over five years from date of grant and expire ten years after grant. Options issued prior to fiscal 1998 vest ratably over five years from date of grant and expire six years after grant.

    The following summary of outstanding options and shares reserved under the Plan is as follows:

	Options Outstanding	Option Price Range Per Share	Expiration Date (Fiscal Year)	Weighted Average Exercise Price Per Share
Outstanding at May 31, 1997	869,533	$2.42 to $7.71	1998–2003	$5.43
Granted	370,110	$16.00 to $37.25		$19.46
Exercised	(200,641)	$2.42 to $6.41		$4.06
Canceled/expired	(42,087)	$3.41 to $37.25		$6.58

Outstanding at May 31, 1998	996,915	$2.42 to $37.25	1999–2008	$10.85
Granted	453,061	$29.50 to $48.25		$36.31
Exercised	(152,522)	$2.42 to $28.25		$6.28
Canceled/expired	(24,672)	$6.41 to $48.25		$25.06

Outstanding at May 31, 1999	1,272,782	$3.41 to $48.25	2000–2009	$19.46
Granted	635,030	$38.00 to $74.75		$44.97
Assumed through acquisition	178,122	$0.29 to $66.02		$23.29
Exercised	(364,438)	$0.95 to $48.13		$8.98
Canceled/expired	(143,955)	$4.16 to $74.75		$22.72

Outstanding at May 31, 2000	1,577,541	$3.41 to $48.25	2001–2010	$31.86

    As of May 31, 2000 there were currently exercisable options outstanding covering 365,754 shares, exercisable at prices ranging from $0.29 to $74.75 per share.

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

	Year Ended May 31,
	2000	1999	1998
Net income:
As reported	$5,409	$12,785	$4,447
Pro forma	$1,601	$10,597	$2,826
Earnings per share (diluted):
As reported	$0.32	$0.86	$0.32
Pro forma	$0.10	$0.71	$0.20

    The fair value of the stock options used to compute pro forma net income and earnings per share disclosures is the present value at grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	2000	1999	1998
Expected dividend level	0	0	0
Expected stock price volatility	66.6%	62.6%	58.8%
Risk free interest rates	6.0%	5.1%	6.0%
Expected life of options	5–10 years	5–10 years	5–10 years

    The following table summarizes the status of the Company's stock options outstanding as of May 31, 2000:

		Stock Options Outstanding		Stock Options Exercisable
Range of Exercise Price	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
$ 0.29 to $16.00	369,088	3.4 years	$10.27	175,972	$9.51
$16.23 to $35.25	367,350	7.7 years	$27.68	115,637	$25.58
$35.33 to $38.00	438,399	9.4 years	$37.66	33,884	$37.37
$38.69 to $54.00	330,494	8.5 years	$44.89	37,286	$45.19
$55.50 to $74.75	72,210	9.7 years	$68.60	2,975	$66.02

	1,577,541			365,754

13.  EMPLOYEE BENEFIT PLAN

    The Company maintains a defined contribution 401(k) Profit Sharing Plan covering substantially all employees. The Company currently matches 25% of each participant's contribution up to 8% of their annual salary, and can make discretionary profit sharing contributions to the plan. The Company's contribution to this plan for the years ended May 31, 2000, 1999 and 1998, was approximately $782,000, $578,000 and $389,000, respectively.

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

	North America	Europe	Asia and Australia	Other Foreign	Elimi- nations	Consoli- dated
2000
Revenues from external customers	$168,695	$17,165	$5,818	$3,174	$—	$194,852
Intergeographic sales	5,928	1,224	2,191	—	(9,343)	—

Total sales	$174,623	$18,389	$8,009	$3,174	$(9,343)	$194,852

Long-lived assets	$41,835	$4,115	$843	$105	$—	$46,898
1999
Revenues from external customers	$119,496	$9,651	$3,388	$2,372	$—	$134,907
Intergeographic sales	5,256	1,526	—	—	(6,782)	—

Total sales	$124,752	$11,177	$3,388	$2,372	$(6,782)	$134,907

Long-lived assets	$17,511	$1,166	$530	$144	$—	$19,351
1998
Revenues from external customers	$77,441	$4,552	$2,096	$1,570	$—	$85,659
Intergeographic sales	4,779	—	—	—	(4,779)	—

Total sales	$82,220	$4,552	$2,096	$1,570	$(4,779)	$85,659

Long-lived assets	$7,958	$194	$207	$142	$—	$8,501

    Sales between geographic regions are made at prices which would approximate transfers to unaffiliated distributors. Revenues are allocated to geographic regions based on the location in which the sale originated. No single customer represents over 10% of the Company's consolidated sales.

15.  QUARTERLY FINANCIAL DATA (unaudited, dollars in thousands, except per share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Net revenues:
Fiscal 2000	$39,868	$47,366	$48,057	$59,561	$194,852
Fiscal 1999	27,129	31,807	35,844	40,127	134,907
Gross profit:
Fiscal 2000	$27,902	$33,366	$32,758	$39,833	$133,859
Fiscal 1999	19,557	23,002	25,546	29,097	97,202
Net income (loss):
Fiscal 2000	$3,503	$4,361	$118	$(2,573)	$5,409
Fiscal 1999	2,184	2,860	3,362	4,379	12,785
Basic earnings (loss) per share:
Fiscal 2000	$0.23	$0.28	$0.01	$(0.15)	$0.34
Fiscal 1999	0.16	0.21	0.24	0.29	0.90
Diluted earnings (loss) per share:
Fiscal 2000	$0.22	$0.27	$0.01	$(0.15)	$0.32
Fiscal 1999	0.15	0.20	0.23	0.28	0.86

    Quarterly and annual earnings per share are calculated independently based on the weighted-average number of shares outstanding during the period.

16.  SUBSEQUENT EVENTS (unaudited)

    In June 2000, the Company acquired Solomon Software, Inc., a leading provider of flexible business management and e-business solutions, through the issuance of approximately 2.5 million shares of the Company's common stock and $14.6 million in cash. This transaction will be accounted for using the purchase accounting method and accordingly, the net assets acquired will be recorded at their estimated fair values at the effective date of the acquisition. The preliminary allocation of the total purchase price of the acquisition includes $4.2 million to the fair value of net tangible liabilities and $85.8 million to identifiable intangible assets and goodwill.

    In June 2000, management announced, with the approval of the board of directors, a plan of restructuring in the first quarter of fiscal 2001. As a result, the Company estimates it will recognize a one-time charge between $3 to $5 million during the first quarter of fiscal 2001 for costs associated with a 7% workforce reduction, closing of offices globally and other reorganization costs.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The section under the heading "Election of Directors" on pages 3 through 6 and the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" on page 11 of the Company's Proxy Statement dated August 7, 2000 ("2000 Proxy Statement") are incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

    The section under the heading "Election of Directors" entitled "Compensation of Directors" on page 6 and the section entitled "Executive Compensation" on pages 9 through 11 of the 2000 Proxy Statement are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The section entitled "Security Ownership of Certain Beneficial Owners and Management" on pages 2 and 3 of the 2000 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The section entitled "Related Transactions" on page 11 of the 2000 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Documents filed as part of this Report

  (1)
  Financial Statements. The following financial statements of the Company are included in Part II, Item 8, of this Annual Report on Form 10-K.

    Report of Independent Accountants
    Consolidated Balance Sheet as of May 31, 2000 and 1999
    Consolidated Statement of Income for the three years in the period ended May 31, 2000
    Consolidated Statement of Stockholders' Equity and Comprehensive Income for the three years in the period ended May 31, 2000
    Consolidated Statement of Cash Flows for the three years in the period ended May 31, 2000
    Notes to Consolidated Financial Statements

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
10.1
Lease Agreement, dated October 1, 1983, as amended, between the Company and West Acres Office Park (including Amendments 5 and 6 to Lease Agreement dated October 1, 1983; incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 filed March 5, 1997 (SEC File No. 333-22833))
10.2	Lease Agreement, dated October 23, 1997, between the Company and Investor's Real Estate Trust
10.3	1983 Incentive Stock Option Plan, as amended (incorporated here herein by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 filed March 5, 1997 (SEC File No. 333-22833)) *
10.4
1997 Stock Incentive Plan, including form of option agreement (incorporated here herein by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 filed March 5, 1997 (SEC File No. 333-22833)) *
10.5	Outside Directors Stock Option Plan, as amended *
10.6	1997 Employee Stock Purchase Plan, as amended
10.7
Registration Rights Agreement, dated as of June 24, 1994, between the Company and the holders of registerable securities named therein (incorporated here herein by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 filed March 5, 1997 (SEC File No. 333-22833))
10.8
Limited Liability Company Agreement for Great Plains Software U.K., LLC, dated as of February 20, 1996, between the Company and Douglas J. Burgum therein (incorporated here herein by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1 filed March 5, 1997 (SEC File No. 333-22833))
10.9
Form of Nonemployee Director Stock Option Agreement (incorporated here herein by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 filed March 5, 1997 (SEC File No. 333-22833)) *
10.10
Purchase Agreement dated December 15, 1999, between Great Plains Software, Inc. and Burgum 34 LLP concerning the Company purchase of land for headquarters expansion from a partnership controlled by it's director Frederick W. Burgum.
10.11
Agreement dated February 24, 2000 between Great Plains Software, Inc. and the PWA Group, Ltd (incorporated herein by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K filed on March 9, 2000).
10.12
Share Purchase Agreement dated February 24, 2000 between Great Plains Software, Inc. and the PWA Group, Ltd. (incorporated herein by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed on March 9, 2000).

10.13
Agreement and Plan of Merger dated as of February 22, 2000, between Great Plains Software, Inc., GPS Acquisition, Inc., FRx Software Corporation and Michael L. Rohan (incorporated herein by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed on April 4, 2000).
10.14
Amendment to Agreement and Plan of Merger dated as of March 15, 2000, between Great Plains Software, Inc., GPS Acquisition, Inc., FRx Software Corporation and Michael L. Rohan (incorporated herein by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K filed on April 4, 2000).
10.15
Agreement and Plan of Merger dated as of May 1, 2000, between Great Plains Software, Inc., GPS Eagle Inc., Solomon Software, Inc., Gary M. Harpst, Vernon M. Strong and Jack W. Ridge (incorporated herein by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed on June 23, 2000).
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

(b)
Reports on Form 8-K

      Great Plains filed two reports on Form 8-K during the quarter ended May 31, 2000:

  1.
  Form 8-K filed March 9, 2000 (and amended on May 5, 2000) with respect to the acquisition of the PWA Group, Ltd.

  2.
  Form 8-K filed April 4, 2000 (and amended on May 31, 2000) with respect to the acquisition of the FRx Software Corporation.

SIGNATURES

    Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 7, 2000	GREAT PLAINS SOFTWARE, INC.
	By:	/s/ DOUGLAS J. BURGUM Douglas J. Burgum President, Chief Executive Officer and Chairman of the Board

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ DOUGLAS J. BURGUM Douglas J. Burgum	President, Chief Executive Officer and Chairman of the Board (principal executive officer)	August 7, 2000
/s/ TAMI L. RELLER Tami L. Reller	Chief Financial Officer (principal financial officer)	August 7, 2000
/s/ DAVID K. EDSON David K. Edson	Controller (principal accounting officer)	August 7, 2000
* Bradley J. Burgum	Director	August 7, 2000
* Frederick W. Burgum	Director	August 7, 2000
* J.A. Heidi Roizen	Director	August 7, 2000
* Joseph S. Tibbetts, Jr.	Director	August 7, 2000
* James Leland Strange	Director	August 7, 2000

*By	/s/ DOUGLAS J. BURGUM Douglas J. Burgum	Attorney-in-Fact

Great Plains Software, Inc.
Schedule II—Schedule of Valuation and Qualifying Accounts Receivable and Reserves

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Acquired from Acquisitions	Balance at End of Year
	(Dollars in thousands)
Allowance for doubtful accounts
Year ended May 31,
2000	$2,090	$879	$688	$1,302	$3,583
1999	1,631	1,123	664		2,090
1998	991	766	126		1,631
Allowances for returns
Year ended May 31,
2000	$3,597	$16,250	$16,503	$498	$3,842
1999	3,051	9,859	9,313		3,597
1998	1,616	6,726	5,291		3,051

QuickLinks

PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET PRICE
  ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
  Report of Independent Accountants
GREAT PLAINS SOFTWARE, INC. CONSOLIDATED BALANCE SHEET (Dollars in thousands, except per share amounts)
GREAT PLAINS SOFTWARE, INC. CONSOLIDATED STATEMENT OF INCOME (Dollars in thousands, except per share amounts)
GREAT PLAINS SOFTWARE, INC. CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (Dollars in thousands)
GREAT PLAINS SOFTWARE, INC. CONSOLIDATED STATEMENT OF CASH FLOWS (Dollars in thousands)
GREAT PLAINS SOFTWARE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
Great Plains Software, Inc. Schedule II—Schedule of Valuation and Qualifying Accounts Receivable and Reserves