Form 10-Q
period 2000-08-31
GREAT PLAINS SOFTWARE INC
filed 2000-10-16
CIK 758540

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2000

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of September 30, 2000, the number of shares outstanding of the registrant's Common Stock, par value $.01 per share, was 20,070,225.

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GREAT PLAINS SOFTWARE, INC.

Consolidated Condensed Balance Sheet

(In thousands)

	August 31, 2000	May 31, 2000
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$34,629	$26,912
Investments	22,971	44,698
Accounts receivable, net	38,165	43,509
Deferred income tax assets	8,908	5,961
Other current assets	6,427	10,314

Total current assets	111,100	131,394
Property and equipment, net	54,802	46,898
Goodwill and other intangibles, net	250,414	161,192
Deferred income tax assets	—	1,444
Other assets	5,005	6,878

Total assets	$421,321	$347,806

Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$9,254	$8,403
Accrued expenses	39,534	28,507
Deferred revenue	58,430	49,615
Current portion of long-term debt and capital leases	2,155	1,289

Total current liabilities	109,373	87,814
Long-term liabilities:
Deferred income tax liabilities	8,784	—
Long-term debt and capital leases, net of current portion	3,493	3,007

Total liabilities	121,650	90,821
Stockholders' equity:
Common stock	201	174
Additional paid-in capital	309,530	241,909
Accumulated other comprehensive loss	(7,304)	(5,025)
Retained earnings (accumulated deficit)	(2,756)	19,927

Total stockholders' equity	299,671	256,985

Total liabilities and stockholders' equity.	$421,321	$347,806

See accompanying notes to the consolidated condensed financial statements.

GREAT PLAINS SOFTWARE, INC.

Consolidated Condensed Statement of Income

(In thousands, except share and per share amounts)

	Three Months Ended August 31, 2000	Three Months Ended August 31, 1999
	(unaudited)	(unaudited)
Revenues:
License	$30,847	$23,445
Service	36,218	16,423

Total revenues	67,065	39,868
Cost of revenues:
License	5,927	5,943
Service	16,673	6,023
Amortization of acquired intangibles	1,654	—

Total cost of revenues	24,254	11,966

Gross profit	42,811	27,902
Operating expenses:
Sales and marketing	22,711	13,351
Research and development	12,174	6,152
General and administrative	7,121	3,613
Minority interest	219	—
Restructuring charge	4,565	—
Amortization of acquired intangibles	12,315	261

Total operating expenses	59,105	23,377

Operating income (loss)	(16,294)	4,525
Other income, net	715	1,316

Income (loss) before taxes	(15,579)	5,841
Income tax provision	7,104	2,338

Net income (loss)	$(22,683)	$3,503

Income (loss) per common share:
Basic	$(1.14)	$0.23
Diluted	$(1.14)	$0.22
Shares used in computing income (loss) per common share:
Basic	19,876,778	15,451,912
Diluted	19,876,778	16,120,335

See accompanying notes to the consolidated condensed financial statements.

GREAT PLAINS SOFTWARE, INC.

Consolidated Condensed Statement of Cash Flows

(In thousands)

	Three Months Ended
	August 31, 2000	August 31, 1999
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(22,683)	$3,503
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	17,645	1,883
Deferred income tax expense (benefit)	(1,655)	284
Changes in operating assets and liabilities excluding the effect of business combinations:
Accounts receivable	11,810	(1,379)
Other current assets	8,996	442
Accounts payable	15	(2,770)
Accrued expenses	(2,061)	652
Deferred revenue	(2,863)	3,780

Net cash provided by operating activities	9,204	6,395
Cash flows from investing activities:
Purchases of property and equipment	(6,653)	(7,311)
Net sale (purchase) of investments	21,727	(409)
Purchases of businesses, net of cash acquired	(17,938)	—
Purchase of other assets	—	(858)

Net cash used by investing activities	(2,864)	(8,578)
Cash flows from financing activities:
Exercise of stock options	1,992	2,129
Payment of long-term debt and capital lease obligations	(615)	—

Net cash provided by financing activities	1,377	2,129

Net increase (decrease) in cash and cash equivalents	7,717	(54)
Cash and cash equivalents at beginning of period	26,912	26,983

Cash and cash equivalents at end of period	$34,629	$26,929

See accompanying notes to the consolidated condensed financial statements.

GREAT PLAINS SOFTWARE, INC.

Notes to Consolidated Condensed Financial Statements

(Unaudited)

1.  Basis of Presentation

    The information at August 31, 2000 and 1999 and for the three months then ended is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the Company's management believes to be necessary for the fair presentation of the financial position, results of operations and changes in cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Despite management's best efforts to establish good faith estimates and assumptions, actual results may differ.

    The accompanying interim financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended May 31, 2000. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by rules and regulations of the Securities and Exchange Commission. Interim results of operations for the three months ended August 31, 2000 are not necessarily indicative of operating results for the full fiscal year.

    Certain amounts in the financial statements for the three months ending August 31, 1999 have been reclassified to conform with the current period presentation.

2.  Earnings per Share

    Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share.

    Stock options are not included in the diluted loss per share calculation for the three months ended August 31, 2000 as they are anti-dilutive. As of August 31, 2000 there were 3,263,324 outstanding stock options which could potentially impact diluted earnings per share if the Company were to generate net income. Actual weighted average stock options outstanding that would have been included in the earnings per share calculation had the Company generated net income for the three months ended August 31, 2000 were 648,755.

    The following table sets forth the computation of basic and diluted net income per share:

(In thousands, except share and per share amounts)	Three Months Ended August 31, 2000	Three Months Ended August 31, 1999
Basic earnings (loss) per share calculation:
Net income (loss) available to common shareholders	$(22,683)	$3,503
Weighted average common shares	19,876,778	15,451,912
Basic net income (loss) per share	$(1.14)	$0.23

Diluted earnings (loss) per share calculation:
Net income (loss)	$(22,683)	$3,503
Shares calculation
Weighted average number of common shares	19,876,778	15,451,912
Effect of dilutive stock options	—	668,423

	19,876,778	16,120,335
Diluted net income (loss) per share	$(1.14)	$0.22

3.  Comprehensive Income (Loss)

    Comprehensive income (loss) for the Company includes net income (loss), the effects of currency translation which are charged or credited to the cumulative translation adjustments account within stockholders' equity, and the unrealized gain/loss on investments available for sale which is recorded within stockholders' equity. Comprehensive income (loss) for the three months ended August 31, 2000 and 1999 are as follows:

(Dollars in thousands)	Three Months Ended August 31, 2000	Three Months Ended August 31, 1999
Net income (loss)	$(22,683)	$3,503
Changes in cumulative translation adjustments and unrealized gain/loss on investments	(2,279)	28

Comprehensive income (loss)	$(24,962)	$3,531

4.  Business Combination

    In June 2000, the Company acquired Solomon Software, Inc. ("Solomon"), a leading provider of flexible business management and e-business solutions, through the issuance of approximately 2.5 million shares of the Company's common stock and $14.6 million in cash.

    The transaction above was accounted for using the purchase accounting method and accordingly, the net assets acquired were recorded at their estimated fair values at the effective dates of the acquisitions. The following table presents the purchase price allocation of this acquisition (dollars in thousands):

Cash and fair value of the Company's common stock issued	$81,322
Direct acquisition costs	438
Net liabilities assumed	26,028

Total purchase price	$107,788

Estimated fair value of tangible assets acquired	$15,877
Estimated fair value of identifiable intangible assets	30,315
Goodwill	73,411
Deferred tax liabilities related to identifiable intangibles	(11,815)

$107,788

    The value of the intangible assets was determined by a third party appraiser. The goodwill and identifiable intangible assets are being amortized over their estimated lives of four to seven years.

    The following table presents the consolidated results of operations on an unaudited pro forma basis as if the acquisition of Solomon had taken place at the beginning of the periods presented (dollars in thousands):

	Three Months Ended August 31, 2000	Three Months Ended August 31, 1999
Total revenues	$68,039	$58,607
Net loss	$(22,937)	$(5,040)
Net loss per share	$(1.15)	$(0.27)

    The unaudited pro forma results of operations are for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition occurred at the beginning of the periods presented or the results which may occur in the future.

5.  Restructuring Charge

    In June 2000, Great Plains instituted a restructuring plan related to the reorganization and consolidation of operations in various international and United States locations. The restructuring charge of $4.6 million ($2.7 million net of tax benefits) consisted of $0.9 million of existing commitments for rent on facilities that Great Plains will be vacating in various locations internationally as well as in the United

States and $3.7 million of termination payments associated with the elimination of 172 positions throughout the organization. A summary of the payments and accrued restructuring charges as of August 31, 2000 is included in the table below (amounts in thousands).

Description	Restructuring Charge	Payments	Accrued Restructuring August 31, 2000
Severance and termination costs	$3,655	$3,117	$538
Rent commitments	910		910

Total	$4,565	$3,117	$1,448

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

	Three Months Ended August 31, 2000	Three Months Ended August 31, 1999
As a percentage of total revenues
Revenues:
License	46.0%	58.8%
Service	54.0	41.2

Total revenues	100.0	100.0
Cost of revenues:
License	8.8	14.9
Service	24.9	15.1
Amortization of acquired intangibles	2.5

Total cost of revenues	36.2	30.0

Gross profit	63.8	70.0

Operating expenses:
Sales and marketing	33.9	33.5
Research and development	18.2	15.4
General and administrative	10.5	9.1
Minority interest	0.3
Restructuring charge	6.8
Amortization of acquired intangibles	18.4	0.6

Total operating expenses	88.1	58.6

Operating income (loss)	(24.3)	11.4
Other income, net	1.1	3.3

Income (loss) before income taxes	(23.2)	14.7
Income tax provision	10.6	5.9

Net income (loss)	(33.8)%	8.8%

REVENUES

    Revenues.  Revenues for the quarter ended August 31, 2000 were $67.1 million, representing an increase of 68.2% over revenues of $39.9 million for the quarter ended August 31, 1999. These increases in revenues were due primarily to an increased demand for the Company's eEnterprise and Dynamics products and services from both new and existing customers, the availability of the Company's new customer relationship management or "front office" solution through a strategic relationship with Siebel

Systems, and as a result of the Company's recent acquisitions including Solomon Software, Inc. ("Solomon"), FRx Software Corporation ("FRx"), PWA Group, Limited ("PWA"), RealWorld Corporation ("RealWorld") and BTK Software and Consulting AG ("BTK").

    The Company's international revenues increased 71.3% to $11.0 million for the quarter ended August 31, 2000, compared to international revenues of $6.4 million for the quarter ended August 31, 1999. International revenues as a percentage of total revenues were 16.3% and 16.1% for the three months ended August 31, 2000 and 1999, respectively. This increase in revenue is the result of growth in existing markets as well as the acquisition of PWA in the United Kingdom and BTK in Germany.

    License.  Total license revenues for the quarter ended August 31, 2000 were $30.8 million, representing an increase of 31.6% over license revenues of $23.5 million for the quarter ended August 31, 1999. This increase in total license revenues is attributable to increased market demand for our products from both new and existing customers. Contributing to this increased demand was the availability of additional Great Plains product offerings including our new front office solution and solutions added through the acquisitions of Solomon, FRx, PWA, RealWorld and BTK.

    Service.  Service revenues for the quarter ended August 31, 2000 were $36.2 million, representing an increase of 120.5% over service revenues of $16.4 million for the quarter ended August 31, 1999. For the three months ended August 31, 2000 and 1999, service revenues as a percentage of total revenues were 54.0% and 41.2%, respectively. The increase in service revenues and increase in service revenue as a percentage of total revenue is due largely to the service associated with our increased number of licenses for our products and renewals of existing maintenance and support contracts from the increased installed base of customers as well as the increased service revenue from Great Plains' recent acquisitions of Solomon, FRx, PWA, RealWorld and BTK.

COSTS AND EXPENSES

    Cost of License Revenues.  Cost of license revenues consists primarily of the costs of product manuals, media, shipping and royalties paid to third-parties. Cost of license fees for the quarter ended August 31, 2000 were $5.9 million compared to $5.9 million for the quarter ended August 31, 1999, representing 19.2% and 25.3% of total license fee revenues, respectively. Cost of license revenue decreased as a percentage of total license revenue for the quarter ended August 31, 2000 compared to the same period last fiscal year as a result of a lower mix of revenue from sales of third-party products for which Great Plains is obligated to make royalty payments. The decrease in revenue for which Great Plains is obligated to make royalty payments is partially the result of Great Plains acquiring late in fiscal 2000 a number of companies to which we were previously obligated to make royalty payments. These companies were FRx, Southern Plains, LLC and Forestar Asset Management, LLC. The cost of license revenues may increase if Great Plains enters into additional royalty arrangements or if the sales of products which include royalty obligations increase as a percentage of total license revenues.

    Cost of Service Revenues.  Cost of service revenues consists of the costs of providing electronic and telephone support, training and consulting services to customers and partners. Cost of services for the quarter ended August 31, 2000 increased to $16.7 million from $6.0 million for the quarter ended August 31, 1999, representing 46.0% and 36.7% of total service revenues, respectively. The increase in cost of service revenues in dollars and the increase in cost of service revenues as a percentage of service revenues is due to the expansion of Great Plains' service resources across the eEnterprise and Dynamics product lines, additional team members added to support the new solution areas of front office and electronic commerce, and as a result of additional service resources added as a result of the acquisitions of Solomon, FRx, PWA, Realword and BTK. Great Plains anticipates that cost of service revenues will increase in dollar amount as service revenues increase and may increase as a percentage of service revenues if additional resources are added to support new initiatives.

    Sales and Marketing.  Sales and marketing expenses consist primarily of salaries, commissions, travel and promotional expenses. Sales and marketing expenses increased to $22.7 million for the quarter ended August 31, 2000 compared with $13.4 million for the quarter ended August 31, 1999, representing 33.9% and 33.5% of total revenues, respectively. The increase in sales and marketing expenses is attributable to increased sales personnel and sales programs to expand the capacity and capability of the channel and increased commission expenses associated with higher revenues. In addition, sales and marketing expenses were also increased as a result of sales and marketing expenses associated with the operations brought on through the acquisitions of Solomon, FRx, PWA, RealWorld and BTK. Great Plains anticipates that sales and marketing expenses will increase in dollar amount as total revenues increase; however, Great Plains does not anticipate significant changes in sales and marketing expenses as a percentage of total revenues.

    Research and Development.  Research and development expenses consist primarily of compensation of development personnel and depreciation of equipment. Total research and development expenses were $12.2 million for the quarter ended August 31, 2000 compared with $6.2 million for the quarter ended August 31, 1999, representing 18.2% and 15.4% of total revenues, respectively. The increase in research and development expenses both in dollars and as a percentage of total revenues was due to the acquisitions of Solomon, FRx, PWA and BTK and as a result of additional resources added to further develop the new solution areas of front office and electronic commerce. We anticipate that we will continue to devote substantial resources to our research and development effort and that research and development expenses will increase in dollar amount in future periods and may increase as a percentage of total revenues.

    General and Administrative.  General and administrative expenses consist primarily of salaries of executive, financial, human resources and information services personnel, as well as outside professional fees. General and administrative expenses for the quarter ended August 31, 2000 were $7.1 million, compared with $3.6 million for the quarter ended August 31, 1999, representing 10.5% and 9.1% of total revenues, respectively. This increase was primarily due to the acquisitions of Solomon, FRx, PWA, RealWorld and BTK and increased professional fees to support Great Plains' expansion. Great Plains believes that our general and administrative expenses will increase in dollar amount in the future to support the expansion of our operations.

    Minority Interest.  Minority interest represents a 49% minority interest in a joint venture of a Solomon subsidiary that is consolidated for financial reporting purposes. For the quarter ended August 31, 2000, minority interest was $0.2 million.

    Restructuring Charge.  In June 2000, Great Plains instituted a restructuring plan related to the reorganization and consolidation of operations in various international and United States locations. The restructuring charge of $4.6 million ($2.7 million net of tax benefits) consisted of $0.9 million of existing commitments for rent on facilities that Great Plains will be vacating in various locations internationally as well as in the United States and $3.7 million of termination payments associated with the elimination of 172 positions throughout the organization.

    Amortization of Acquired Intangibles.  Amortization of acquired intangible assets represents the periodic amortization expense of acquired intangibles and goodwill from acquisitions completed by Great Plains. The portion of acquired intangible assets that is identified as 'acquired technology' is included in the Cost of Revenues section of the Consolidated Condensed Statement of Income. The acquired technology assets are being amortized over their expected useful lives ranging from four to five years. Amortization of acquired technology for the quarter ended August 31, 2000 was $1.7 million, representing 2.5% of total revenues. There was no amortization of acquired technology for the three months ended August 31, 1999. Amortization of other acquired intangible assets and goodwill is recorded within the Operating Expenses section of the Consolidated Condensed Statement of Income. The goodwill and acquired intangibles are being amortized over their expected useful lives ranging from four to seven years. Amortization of acquired intangible assets for the quarter ended August 31, 2000 was $12.3 million compared to $0.3 million for the quarter ended August 31, 1999, representing 18.4% and 0.6% of total revenues, respectively. The increase of amortization of intangibles both in dollar amount and as a percentage of total revenues is due to the acquisitions that were completed during fiscal 2000 as well as the acquisition of Solomon which occurred in June 2000. See Note 4 "Business Combinations" to Consolidated Condensed Financial Statements contained within this document as well as Note 2 to the consolidated financial statements of the Company included in the Company's Annual Report on Form 10-K for the year ended May 31, 2000.

    Other Income, Net.  Other income, net, consists primarily of earnings from investments, net of any interest expense. Other income, net was $0.7 million for the quarter ended August 31, 2000, compared with $1.3 million for the quarter ended August 31, 1999. The decrease in other income, net for the quarter ended August 31, 2000 compared to the same period in the last fiscal year was primarily a result of decreased investment earnings due to decreased investments as a result of cash used for acquisitions.

    Provision for Income Taxes.  The Company's income tax provision for the quarter ended August 31, 2000 was $7.1 million, compared with $2.3 million for the quarter ended August 31, 1999. The income tax provision for the three months ended August 31, 2000 is a result of the non-deductibility for income tax purposes of the amortization of certain acquired intangible assets.

LIQUIDITY AND CAPITAL RESOURCES

    Great Plains has historically funded operations primarily through cash provided by operations and the sale of equity securities. Currently, Great Plains meets its working capital needs with cash provided by operations.

    Cash provided by operating activities for the three months ended August 31, 2000 was $9.2 million, compared with $6.4 million for the three months ended August 31, 1999. The increase in cash provided by operations for the quarter ended August 31, 2000, was due to an increase in depreciation and amortization expense, a decrease in accounts receivable and a decrease in other current assets. These increases were offset, in part, by a net loss, a decrease in accrued expenses and a decrease in deferred revenue excluding the impact of the Solomon acquisition. Deferred revenue, excluding the impact of the Solomon acquisition, decreased on August 31, 2000 in comparison to May 31, 2000 due to the staggered timing of support and enhancement plan renewals.

    The Company's investing activities used cash of $2.9 million for the three months ended August 31, 2000, compared with $8.6 million for the three months ended August 31, 1999. For the quarter ended August 31, 2000, cash used for investing activities consisted primarily of $17.9 million for the purchase of businesses and $6.7 million for the purchase of property and equipment, including costs associated with the construction of a second building on the Company's Fargo, North Dakota campus. These cash outlays were offset, in part, by cash generated from the net sale of $21.7 million in investments. For the quarter ended August 31, 1999, cash used for investing activities consisted of $7.3 million for the purchase of property and equipment, $0.9 million for the purchase of other assets and $0.4 million for the net purchase of investments.

    The Company's financing activities provided cash of $1.4 million during the three months ended August 31, 2000, compared with cash provided of $2.1 million for the three months ended August 31, 1999. For the quarter ended August 31, 2000, cash provided by financing activities was comprised of $2.0 million in proceeds from the exercise of stock options offset by $0.6 million payment for long-term debt and capital lease obligations. For the quarter ended August 31, 1999, cash provided by financing activities was comprised of $2.1 million in proceeds from the exercise of stock options.

    The Company's sources of liquidity at August 31, 2000 consisted principally of cash, cash equivalents and investments totaling $57.6 million. Great Plains also has a $10.0 million revolving line of credit facility with a bank. The line of credit expires November 2000, and borrowings made thereunder are subject to certain covenants. No amounts were outstanding under the line of credit at August 31, 2000. Great Plains believes that our existing cash, cash equivalents and investments, cash generated from operations and the amounts available under the line of credit will be sufficient to fund its operations for the foreseeable future.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In December 1999, the Securities and Exchange Commission published Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." This SAB summarized certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. This SAB, as amended, is currently required to be implemented by Great Plains in the fourth quarter of fiscal 2001. Great Plains' management believes the adoption of SAB No. 101 will not have a material effect on Great Plains' financial statements.

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

CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION

    The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company's expectations or beliefs, including, but not limited to, statements concerning the Company's operations and financial performance and condition. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. The Company cautions that these statements by their nature involve risks and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors, including those described in Exhibit 99.1 to this Quarterly Report filed on Form 10-Q.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Great Plains does not have operations subject to risks of material foreign currency fluctuations, nor does it use derivative financial instruments in its operations or investment portfolio. Great Plains places its investments in instruments that meet high credit quality standards, as specified in its investment policy guidelines. The Company does not expect any material loss with respect to its investment portfolio or exposure to market risk associated with interest rates.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    None

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

(b)
Reports on Form 8-K

    On June 9, 2000, the Company filed a form 8-K (as amended on June 28, 2000) reporting the acquisition of Solomon Software, Inc. as an Item 2 event. The financial statements of Solomon Software, Inc. and pro forma financial information of the Company were filed as Item 7 information therewith.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 13, 2000	GREAT PLAINS SOFTWARE, INC.
	By	/s/ DOUGLAS J. BURGUM Douglas J. Burgum Chairman of the Board, President and Chief Executive Officer (principal executive officer)
	By	/s/ TAMI L. RELLER Tami L. Reller Chief Financial Officer (principal financial officer)
	By	/s/ DAVID K. EDSON David K. Edson Controller (principal accounting officer)

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation, as amended (incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 filed March 5, 1997 (SEC File No. 333-22833))
3.2	Amended Bylaws
27.1	Financial Data Schedule
99.1	Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

QuickLinks

PART I—FINANCIAL INFORMATION
GREAT PLAINS SOFTWARE, INC.
PART II. OTHER INFORMATION
SIGNATURES
EXHIBIT INDEX