Form 10-K405/A
period 2000-05-31
GREAT PLAINS SOFTWARE INC
filed 2000-11-03
CIK 758540

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(AMENDMENT NO. 1)

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2000

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number
 0-22703

GREAT PLAINS SOFTWARE, INC.
(Exact name of registrant as specified in its charter)

MINNESOTA	45-0374871
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1701 S.W. 38th Street, Fargo, North Dakota	58103
(Address of principal executive offices)	(Zip Code)

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

    On August 11, 2000, Great Plains Software, Inc. (the "Company") filed its Annual Report on Form 10-K for the fiscal year ended May 31, 2000 (the "Annual Report"). This amendment is being filed solely for the purposes of revising the exhibit list, the description of Reports on Form 8-K and the signature page, and filing three exhibits for the Annual Report.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)
Documents filed as part of this Report:

(1)
Financial Statements. The following financial statements of the Company are included in Part II, Item 8, of this Annual Report on Form 10-K:

    Report of Independent Accountants

    Consolidated Balance Sheet as of May 31, 2000 and 1999

    Consolidated Statement of Income for the three years in the period ended May 31, 2000

    Consolidated Statement of Stockholder's Equity and Comprehensive Income for the three years in the period ended May 31, 2000

    Consolidated Statement of Cash Flows for the three years in the period ended May 31, 2000

    Notes to Consolidated Financial Statements

  (2)
  Financial Statement Schedules. The following schedule follows the signature page of this Annual Report on Form 10-K:

    Schedule II. Valuation and Qualifying Accounts

    All other schedules have been omitted because they are not applicable or not required or because the required information is included in financial statements or notes thereto.

  (3)
  Exhibits

3.1	Amended and Restated Articles of Incorporation, as amended (incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 filed March 5, 1997 (SEC File No. 333-22833))
3.2	Amended Bylaws (incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed January 5, 1999)
10.1	Lease Agreement, dated October 1, 1983, as amended, between the Company and West Acres Office Park (incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 filed March 5, 1997 (SEC File No. 333-22833)), as further amended by Amendments 5 & 6 to Lease Agreement (incorporated herein by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K filed August 11, 1999)
10.2	Lease Agreement, dated October 23, 1997, between the Company and IRET Properties (incorporated herein by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K filed August 11, 1999)
10.3	1983 Incentive Stock Option Plan, as amended (incorporated here herein by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 filed March 5, 1997 (SEC File No. 333-22833)) *
10.4	1997 Stock Incentive Plan, as amended *
10.5	Outside Directors Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K filed August 11, 1999) *
10.6	1997 Employee Stock Purchase Plan, as amended

10.7	Registration Rights Agreement, dated as of June 24, 1994, between the Company and the holders of registerable securities named therein (incorporated here herein by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 filed March 5, 1997 (SEC File No. 333-22833))
10.8	Form of Nonemployee Director Stock Option Agreement (incorporated here herein by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 filed March 5, 1997 (SEC File No. 333-22833)) *
10.9	Purchase Agreement, dated December 15, 1999, between Great Plains Software, Inc. and Burgum 34 LLP **
10.10	Agreement, dated February 24, 2000, between Great Plains Software, Inc. and the shareholders of PWA Group Limited, identified in the Schedule attached thereto (incorporated herein by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed March 9, 2000)
10.11	Share Purchase Agreement, dated February 24, 2000, between Great Plains Software, Inc. and the shareholders of PWA Group Limited, identified in Schedule 1 attached thereto (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed March 9, 2000)
10.12	Agreement and Plan of Merger, dated February 22, 2000, among Great Plains Software, Inc., GPS Acquisition, Inc., FRx Software Corporation and Michael L. Rohan (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed April 4, 2000)
10.13	Amendment to Agreement and Plan of Merger, dated March 15, 2000, among Great Plains Software, Inc., GPS Acquisition, Inc., FRx Software Corporation and Michael L. Rohan (incorporated herein by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed April 4, 2000)
10.14	Agreement and Plan of Merger, dated May 1, 2000, among Great Plains Software, Inc., GPS Eagle, Inc., Solomon Software, Inc., Gary M. Harpst, Vernon M. Strong and Jack W. Ridge (incorporated herein by reference to Exhibit 2.1 to the Company's Registration Statement on Form S-4 filed May 17, 2000 (SEC File No. 333-37188))
21.1	Subsidiaries of the Company **
23.1	Consent of PricewaterhouseCoopers LLP **
27.1	Financial Data Schedule **
99.1	Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

*
Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10- K pursuant to Item 14(c) of the Form 10-K Report.

**
Previously filed.

(b)
Reports on Form 8-K

  The Company filed a Form 8-K on March 9, 2000 (and amended on May 5, 2000) reporting the acquisition of PWA Group Limited as an Item 2 event (no financial statements required) and the entering into of an Agreement and Plan of Merger for the acquisition of FRx Software Corporation as an Item 5 event.

  The Company filed a Form 8-K on April 4, 2000 (and amended on May 31, 2000) reporting the acquisition of FRx Software Corporation as an Item 2 event. The financial statements of FRx Software and pro forma financial information of the Company were filed as Item 7 information therewith.

SIGNATURES TO ANNUAL REPORT

    Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 7, 2000

GREAT PLAINS SOFTWARE, INC.
By:	/s/ DOUGLAS J. BURGUM Douglas J. Burgum President, Chief Executive Officer, and Chairman of the Board

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ DOUGLAS J. BURGUM Douglas J. Burgum	President, Chief Executive Officer and Chairman of the Board (principal executive officer)	August 7, 2000
/s/ TAMI L. RELLER Tami L. Reller	Chief Financial Officer (principal financial officer)	August 7, 2000
/s/ DAVID K. EDSON David K. Edson	Controller (principal accounting officer)	August 7, 2000
/s/ BRADLEY J. BURGUM Bradley J. Burgum	Director	August 7, 2000
/s/ FREDERICK W. BURGUM Frederick W. Burgum	Director	August 7, 2000
/s/ J.A. HEIDI ROIZEN J.A. Heidi Roizen	Director	August 7, 2000

/s/ JOSEPH S. TIBBETTS, JR. Joseph S. Tibbetts, Jr.	Director	August 7, 2000
/s/ JAMES LELAND STRANGE James Leland Strange	Director	August 7, 2000

SIGNATURES

    Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 31, 2000	GREAT PLAINS SOFTWARE, INC.
	BY	/S/ DOUGLAS J. BURGUM Douglas J. Burgum President, Chief Executive Officer, and Chairman of the Board

QuickLinks

  (Mark One)
DOCUMENTS INCORPORATED BY REFERENCE
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
  SIGNATURES TO ANNUAL REPORT
SIGNATURES