Form 10-Q
period 2000-11-30
GREAT PLAINS SOFTWARE INC
filed 2001-01-16
CIK 758540

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2000

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of November 30, 2000, the number of shares outstanding of the registrant's Common Stock, par value $.01 per share, was 20,226,146.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GREAT PLAINS SOFTWARE, INC.

Consolidated Condensed Balance Sheet

(In thousands)

	November 30, 2000	May 31, 2000
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$40,764	$26,912
Investments	23,353	44,698
Accounts receivable, net	41,735	43,509
Deferred income tax assets	7,089	5,961
Other current assets	7,617	10,314

Total current assets	120,558	131,394
Property and equipment, net	55,814	46,898
Goodwill and other intangibles, net	234,550	161,192
Deferred income tax assets	—	1,444
Other assets	6,123	6,878

Total assets	$417,045	$347,806

Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$7,066	$8,403
Accrued expenses	45,465	28,507
Deferred revenue	60,964	49,615
Current portion of long-term debt and capital leases	2,012	1,289

Total current liabilities	115,507	87,814
Long-term liabilities:
Deferred income tax liabilities	6,954	—
Long-term debt and capital leases, net of current portion	4,074	3,007

Total liabilities	126,535	90,821
Stockholders' equity:
Common stock	202	174
Additional paid-in capital	312,391	241,909
Accumulated other comprehensive loss	(8,863)	(5,025)
Retained earnings (accumulated deficit)	(13,220)	19,927

Total stockholders' equity	290,510	256,985

Total liabilities and stockholders' equity.	$417,045	$347,806

See accompanying notes to the consolidated condensed financial statements.

GREAT PLAINS SOFTWARE, INC.

Consolidated Condensed Statement of Income

(In thousands, except share and per share amounts)

	Three Months Ended Nov. 30, 2000	Three Months Ended Nov. 30, 1999	Six Months Ended Nov. 30, 2000	Six Months Ended Nov. 30, 1999
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
License	$34,875	$27,020	$65,722	$50,465
Service	40,673	20,346	76,891	36,769

Total revenues	75,548	47,366	142,613	87,234
Cost of revenues:
License	6,443	6,570	12,370	12,513
Service	16,547	7,407	33,220	13,430
Amortization of acquired intangibles	2,278	—	3,932	—

Total cost of revenues	25,268	13,977	49,522	25,943

Gross profit	50,280	33,389	93,091	61,291
Operating expenses:
Sales and marketing	24,971	16,203	47,682	29,554
Research and development	12,986	7,249	25,160	13,401
General and administrative	8,108	3,788	15,229	7,401
Minority interest	225	—	444	—
Restructuring charge	—	—	4,565	—
Amortization of acquired intangibles	11,988	358	24,303	619

Total operating expenses	58,278	27,598	117,383	50,975

Operating income (loss)	(7,998)	5,791	(24,292)	10,316
Other income, net	811	1,476	1,526	2,792

Income (loss) before income taxes	(7,187)	7,267	(22,766)	13,108
Income tax provision	3,277	2,906	10,381	5,244

Net income (loss)	$(10,464)	$4,361	$(33,147)	$7,864

Income (loss) per common share:
Basic	$(0.52)	$0.28	$(1.66)	$0.51
Diluted	$(0.52)	$0.27	$(1.66)	$0.49
Shares used in computing income (loss) per common share:
Basic	20,130,715	15,562,499	20,005,898	15,506,289
Diluted	20,130,715	16,255,130	20,005,898	16,187,988

See accompanying notes to the consolidated condensed financial statements.

GREAT PLAINS SOFTWARE, INC.

Consolidated Condensed Statement of Cash Flows

(In thousands)

	Six Months Ended
	November 30, 2000	November 30, 1999
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(33,147)	$7,864
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	35,798	3,633
Deferred income tax benefit	(1,667)	(754)
Changes in operating assets and liabilities excluding the effect of business combinations:
Accounts receivable	8,240	(11,147)
Other current assets	7,807	(233)
Accounts payable	(2,173)	(1,719)
Accrued expenses	4,296	4,821
Deferred revenue	(329)	7,933

Net cash provided by operating activities	18,825	10,398
Cash flows from investing activities:
Purchases of property and equipment	(11,819)	(15,530)
Net sale of investments	21,345	9,256
Purchases of businesses, net of cash acquired	(17,938)	(5,873)
Purchase of other assets	(173)	(10,123)

Net cash used by investing activities	(8,585)	(22,270)
Cash flows from financing activities:
Exercise of stock options	4,854	2,638
Payment of long-term debt and capital lease obligations	(1,242)	—

Net cash provided by financing activities	3,612	2,638

Net increase (decrease) in cash and cash equivalents	13,852	(9,234)
Cash and cash equivalents at beginning of period	26,912	26,983

Cash and cash equivalents at end of period	$40,764	$17,749

See accompanying notes to the consolidated condensed financial statements.

GREAT PLAINS SOFTWARE, INC.

Notes to Consolidated Condensed Financial Statements

(Unaudited)

1.  Basis of Presentation

    The information at November 30, 2000 and 1999 and for the three month and six month periods then ended is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the management of Great Plains Software, Inc. ("the Company") believes to be necessary for the fair presentation of the financial position, results of operations and changes in cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Despite management's best efforts to establish good faith estimates and assumptions, actual results may differ.

    The accompanying interim financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended May 31, 2000. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by rules and regulations of the Securities and Exchange Commission. Interim results of operations for the three and six month periods ended November 30, 2000 are not necessarily indicative of operating results for the full fiscal year.

    Certain amounts in the financial statements for the three and six month periods ending November 30, 1999 have been reclassified to conform with the current period presentation.

2.  Earnings per Share

    Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share.

    Stock options are not included in the diluted loss per share calculation for the three and six month periods ended November 30, 2000 as they are anti-dilutive. As of November 30, 2000 there were 3,104,818 outstanding stock options which could potentially impact diluted earnings per share if the Company were to generate net income. Actual weighted average stock options outstanding using the treasury stock method that would have been included in the earnings per share calculation had the Company generated net income for the three and six month periods ended November 30, 2000 were 1,196,677 and 920,871, respectively.

    The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	November 30, 2000	November 30, 1999	November 30, 2000	November 30, 1999
	(In thousands, except share and per share amounts)
Basic earnings (loss) per share calculation:
Net income (loss) available to common shareholders	$(10,464)	$4,361	$(33,147)	$7,864
Weighted average common shares	20,130,715	15,562,499	20,005,898	15,506,289
Basic net income (loss) per share	$(0.52)	$0.28	$(1.66)	$0.51

Diluted earnings (loss) per share calculation:
Net income (loss)	$(10,464)	$4,361	$(33,147)	$7,864
Shares calculation
Weighted average number of common shares	20,130,715	15,562,499	20,005,898	15,506,289
Effect of dilutive stock options	—	692,631	—	681,699

	20,130,715	16,255,130	20,005,898	16,187,988
Diluted net income (loss) per share	$(0.52)	$0.27	$(1.66)	$0.49

3.  Comprehensive Income (Loss)

    Comprehensive income (loss) for the Company includes net income (loss), the effects of currency translation which are charged or credited to the cumulative translation adjustments account within stockholders' equity, and the unrealized gain/loss on investments available for sale which is recorded within stockholders' equity. Comprehensive income (loss) for the three and six month periods ended November 30, 2000 and 1999 are as follows:

	Three Months Ended		Six Months Ended
	November 30, 2000	November 30, 1999	November 30, 2000	November 30, 1999
	(Dollars in thousands)
Net income (loss)	$(10,464)	$4,361	$(33,147)	$7,864
Changes in cumulative translation adjustments and unrealized gain/loss on investments	(1,559)	264	(3,838)	292

Comprehensive income (loss)	$(12,023)	$4,625	$(36,985)	$8,156

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

    The transaction above was accounted for using the purchase accounting method and accordingly, the net assets acquired were recorded at their estimated fair values at the effective dates of the acquisitions. The following table presents the purchase price allocation of this acquisition (dollars in thousands):

Cash and fair value of the Company's common stock issued	$81,322
Direct acquisition costs	438
Net liabilities assumed	25,603

Total purchase price	$107,363

Estimated fair value of tangible assets acquired	$15,877
Estimated fair value of identifiable intangible assets	30,315
Goodwill	72,986
Deferred tax liabilities related to identifiable intangibles	(11,815)

$107,363

    The value of the intangible assets was determined based on a valuation. The identifiable intangible assets consist of technology, workforce, customer base and trademarks. The goodwill and identifiable intangible assets are being amortized over their estimated lives of four to eight years.

    The following table presents the consolidated results of operations on an unaudited pro forma basis as if the acquisition of Solomon had taken place at the beginning of the periods presented (dollars in thousands):

	Six Months Ended November 30, 2000	Six Months Ended November 30, 1999
Total revenues	$143,587	$117,585
Net loss	$(33,401)	$(1,510)
Net loss per share	$(1.67)	$(0.08)

    The unaudited pro forma results of operations are for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition occurred at the beginning of the periods presented or the results which may occur in the future.

5.  Restructuring Charge

    In June 2000, Great Plains instituted a restructuring plan related to the reorganization and consolidation of operations in various international and United States locations. The restructuring charge of $4.6 million ($2.7 million net of tax benefits) consisted of $0.9 million of existing commitments for rent on facilities that Great Plains will be vacating in various locations internationally as well as in the United

States and $3.7 million of termination payments associated with the elimination of 172 positions throughout the organization. A summary of the payments and accrued restructuring charges as of November 30, 2000 is included in the table below (amounts in thousands).

Description	Restructuring Charge	Payments	Accrued Restructuring November 30, 2000
Severance and termination costs	$3,655	$3,167	$488
Rent commitments	910	150	760

Total	$4,565	$3,317	$1,248

6.  Subsequent Event

    In December 2000, Microsoft Corporation ("Microsoft") agreed to acquire Great Plains by exchanging 1.1 shares of Microsoft common stock for each share of Great Plains common stock. Based on the value of Microsoft common stock as of December 21, 2000, the value of this transaction would be approximately $1.1 billion. This transaction is subject to regulatory review.

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

	Three Months Ended		Six Months Ended
	November 30, 2000	November 30, 1999	November 30, 2000	November 30, 1999
As a percentage of total revenues
Revenues:
License	46.2%	57.0%	46.1%	57.9%
Service	53.8	43.0	53.9	42.1

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
License	8.5	13.9	8.7	14.3
Service	21.9	15.6	23.3	15.4
Amortization of acquired intangibles	3.0	—	2.7	—

Total cost of revenues	33.4	29.5	34.7	29.7

Gross profit	66.6	70.5	65.3	70.3

Operating expenses:
Sales and marketing	33.1	34.2	33.5	33.9
Research and development	17.2	15.3	17.6	15.4
General and administrative	10.7	8.0	10.7	8.5
Minority interest	0.3	—	0.3	—
Restructuring charge	—	—	3.2	—
Amortization of acquired intangibles	15.9	0.8	17.0	0.7

Total operating expenses	77.2	58.3	82.3	58.5

Operating income (loss)	(10.6)	12.2	(17.0)	11.8
Other income, net	1.1	3.1	1.1	3.2

Income (loss) before income taxes	(9.5)	15.3	(15.9)	15.0
Income tax provision	4.4	6.1	7.3	6.0

Net income (loss)	(13.9)%	9.2%	(23.2)%	9.0%

Revenues

    Revenues.  Revenues for the quarter ended November 30, 2000 were $75.5 million, representing an increase of 59.5% over revenues of $47.4 million for the quarter ended November 30, 1999. For the six months ended November 30, 2000, revenues were $142.6 million, an increase of 63.5% over revenues of $87.2 million for the same period last fiscal year. These increases in revenues primarily resulted from Great Plains' recent acquisitions of Solomon Software, Inc. ("Solomon"), FRx Software Corporation ("FRx"),

PWA Group, Limited ("PWA"), RealWorld Corporation ("RealWorld") and BTK Software and Consulting AG ("BTK"). Revenues from these acquisitions represented 33.9% of total revenues for the three months ended November 30, 2000 and 35.5% of total revenue for the six months ended November 30, 2000. These increases in revenue also resulted from continued demand for our eEnterprise and Dynamics products and services from both new and existing customers, and the addition of the Company's new Customer Relationship Management or "front office" solution through a strategic relationship with Siebel Systems.

    The Company's international revenues increased 65.2% to $13.0 million for the quarter ended November 30, 2000, compared to international revenues of $7.9 million for the quarter ended November 30, 1999. For the six month period ended November 30, 2000, international revenues were $25.2 million, an increase of 76.4% over international revenues of $14.3 million for the same period last fiscal year. International revenues as a percentage of total revenues were 16.5% and 16.6% for the three months ended November 30, 2000 and 1999, respectively. For the six months ended November 30, 2000 and 1999, international revenue as a percentage of total revenue was 17.4% and 16.4%, respectively. These increases in international revenue are primarily the result of international revenue resulting from the acquisitions of PWA, Solomon, and BTK, and growth in many of our existing markets.

    License.  Total license revenues for the quarter ended November 30, 2000 were $34.9 million, representing an increase of 29.1% over license revenues of $27.0 million for the quarter ended November 30, 1999. For the six months ended November 30, 2000, license revenues were $65.7 million, an increase of 30.2% over license revenues of $50.5 million for the same period last fiscal year. These increases in total license revenues primarily resulted from the solutions added through the acquisitions of Solomon, FRx, PWA, RealWorld and BTK. In addition, these increases in total license revenue can be attributed to increased market demand for our products from both new and existing customers as well as the availability of our new front office solution.

    Service.  Service revenues for the quarter ended November 30, 2000 were $40.7 million, representing an increase of 99.9% over service revenues of $20.3 million for the quarter ended November 30, 1999. For the six months ended November 30, 2000, service revenues were $76.9 million, an increase of 109.1% over service revenues of $36.8 million for the same period last fiscal year. For the three months ended November 30, 2000 and 1999, service revenues as a percentage of total revenues were 53.8% and 43.0%, respectively. For the six months ended November 30, 2000 and 1999, service revenues as a percentage of total revenues were 53.9% and 42.1%, respectively. These increases in service revenues are primarily a result of service revenue resulting from Great Plains' recent acquisitions of Solomon, FRx, PWA, RealWorld and BTK, service revenue associated with an increased number of new licenses for our products, and renewals of existing maintenance and support contracts from our increased installed base of customers. The increases in service revenues as a percentage of total revenues are due both to higher percentage of service revenue than license revenue in the PWA and Solomon businesses as well as the increased service revenue in Great Plains' traditional business as a result of a growing installed base.

Costs and Expenses

    Cost of License Revenues.  Cost of license revenues consists primarily of the costs of product manuals, media, shipping and royalties paid to third-parties. Cost of license revenues for the quarter ended November 30, 2000 were $6.4 million compared to $6.6 million for the quarter ended November 30, 1999, representing 18.5% and 24.3% of total license revenues, respectively. For the six months ended November 30, 2000, cost of license revenues were $12.4 million compared to $12.5 million for the six months ended November 30, 1999 representing 18.8% and 24.8% of total license revenues, respectively. Cost of license revenues decreased as a percentage of total license revenues for the quarter and six months ended November 30, 2000 compared to the same periods last fiscal year as a result of a lower portion of revenue from sales of third-party products for which Great Plains is obligated to make royalty payments. The decrease in revenue for which Great Plains is obligated to make royalty payments is partially the result of

Great Plains acquiring a number of companies late in fiscal 2000 to which we were previously obligated to make royalty payments. These companies were FRx, Southern Plains, LLC and Forestar Asset Management, LLC. The cost of license revenues may increase if Great Plains enters into additional royalty arrangements or if the sales of products which include royalty obligations increase as a percentage of total license revenues.

    Cost of Service Revenues.  Cost of service revenues consists of the costs of providing electronic and telephone support, training and consulting services to customers and partners. Cost of service revenues for the quarter ended November 30, 2000 increased to $16.5 million from $7.4 million for the quarter ended November 30, 1999, representing 40.7% and 36.4% of total service revenues, respectively. For the six months ended November 30, 2000, cost of service revenues increased to $33.2 million from $13.4 million for the six months ended November 30, 1999, representing 43.2% and 36.5% of total service revenues, respectively. The increase in cost of service revenues in dollars and the increase in cost of service revenues as a percentage of service revenues is primarily due to the additional service resources added a result of the acquisitions of Solomon, FRx, PWA, RealWord and BTK, and the expansion of Great Plains' service resources across the eEnterprise and Dynamics product lines including the new solution areas of front office, electronic commerce and supply chain management. Great Plains anticipates that cost of service revenues will increase in dollar amount as service revenues increase and may increase as a percentage of service revenues if additional resources are added to support new initiatives.

    Sales and Marketing.  Sales and marketing expenses consist primarily of salaries, commissions, travel and promotional expenses. Sales and marketing expenses increased to $25.0 million for the quarter ended November 30, 2000 compared with $16.2 million for the quarter ended November 30, 1999, representing 33.1% and 34.2% of total revenues, respectively. For the six months ended November 30, 2000, sales and marketing expenses increased to $47.7 million from $29.6 million for the six months ended November 30, 1999, representing 33.4% and 33.9% of total revenues, respectively. The increase in sales and marketing expenses is largely attributable to sales and marketing expenses associated with the operations brought on through the acquisitions of Solomon, FRx, PWA, RealWorld and BTK. The increase in sales and marketing expense is also attributable to increased sales personnel and new programs to expand the capacity and capability of the Great Plains channel as well as from increased commission expenses associated with higher revenues. Great Plains anticipates that sales and marketing expenses will increase in dollar amount as total revenues increase; however, Great Plains does not anticipate significant changes in sales and marketing expenses as a percentage of total revenues.

    Research and Development.  Research and development expenses consist primarily of compensation of development personnel and depreciation of equipment. Total research and development expenses were $13.0 million for the quarter ended November 30, 2000 compared with $7.2 million for the quarter ended November 30 1999, representing 17.2% and 15.3% of total revenues, respectively. For the six months ended November 30, 2000, research and development expenses were $25.2 million compared to $13.4 million for the six months ended November 30, 1999, representing 17.6% and 15.4% of total revenues, respectively. The increase in research and development expenses both in dollars and as a percentage of total revenues was largely due to the acquisitions of Solomon, FRx, PWA and BTK. We anticipate that we will continue to devote substantial resources to our research and development effort and that research and development expenses will increase in dollar amount in future periods and may increase as a percentage of total revenues.

    General and Administrative.  General and administrative expenses consist primarily of salaries of executive, financial, human resources and information services personnel, as well as outside professional fees. General and administrative expenses for the quarter ended November 30, 2000 were $8.1 million, compared with $3.8 million for the quarter ended November 30, 1999, representing 10.7% and 8.0% of total revenues, respectively. For the six months ended November 30, 2000 general and administrative expenses were $15.2 million compared to $7.4 million for the six months ended November 30, 1999, representing 10.7% and 8.5% of total revenues, respectively. This increase was primarily due to the acquisitions of Solomon, FRx, PWA, RealWorld and BTK and increased professional fees to support Great Plains' expansion. Great Plains believes that our general and administrative expenses will increase in dollar amount in the future to support the expansion of our operations.

    Minority Interest.  Minority interest represents a 49% minority interest in a joint venture that is consolidated for financial reporting purposes. The subsidiary is responsible for certain research and development activities for the Solomon product line. For the quarter and six months ended November 30, 2000, minority interest was $0.2 million and $0.4 million, respectively.

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

    Amortization of Acquired Intangibles.  Amortization of acquired intangible assets represents the periodic amortization expense of acquired intangibles and goodwill from acquisitions completed by Great Plains. The portion of acquired intangible assets that is identified as "acquired technology" is included in the Cost of Revenues section of the Consolidated Condensed Statement of Income. The acquired technology assets are being amortized over their expected useful lives ranging from four to five years. Amortization of acquired technology for the quarter ended November 30, 2000 was $2.3 million, representing 3.0% of total revenues. For the six months ended November 30, 2000, amortization of acquired technology was $3.9 million, representing 2.8% of total revenues. There was no amortization of acquired technology for the three and six month periods ended November 30, 1999. Amortization of other acquired intangible assets and goodwill is recorded within the Operating Expenses section of the Consolidated Condensed Statement of Income. The goodwill and acquired intangibles are being amortized over their expected useful lives ranging from four to eight years. Amortization of acquired intangible assets for the quarter ended November 30, 2000 was $12.0 million compared to $0.4 million for the quarter ended November 30, 1999, representing 15.9% and 0.8% of total revenues, respectively. For the six months ended November 30, 2000, amortization of acquired intangible assets was $24.3 million compared to $0.6 million for the six months ended November 30, 1999 representing 17.0% and 0.7% of total revenues, respectively. The increase of amortization of intangibles both in dollar amount and as a percentage of total revenues is due to the acquisitions that were completed during fiscal 2000 as well as the acquisition of Solomon which occurred in June 2000. See Note 4 "Business Combinations" to Consolidated Condensed Financial Statements contained within this document as well as Note 2 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended May 31, 2000.

    Other Income, Net.  Other income, net, consists primarily of earnings from investments, net of any interest expense. Other income, net was $0.8 million for the quarter ended November 30, 2000, compared with $1.5 million for the quarter ended November 30, 1999. For the six months ended November 30, 2000, other income, net was $1.5 million compared to $2.8 million for the same period last fiscal year. The decrease in other income, net for the quarter and six months ended November 30, 2000 compared to the same periods in the last fiscal year was primarily a result of decreased investment earnings due to decreased investments as a result of cash used for acquisitions.

    Provision for Income Taxes.  The Company's income tax provision for the quarter ended November 30, 2000 was $3.3 million, compared with $2.9 million for the quarter ended November 30, 1999. For the six months ended November 30, 2000, the provision for income taxes was $10.4 million compared to $5.2 million for the same period last fiscal year. The income tax provision for the three and six months ended November 30, 2000 is a result of the non-deductibility for income tax purposes of the amortization of certain acquired intangible assets.

    Net income (loss).  Net income (loss) was ($10.5) million and $4.4 million for the three months ended November 30, 2000 and 1999, respectively. Net income (loss) was ($33.1) million and $7.9 million for the six months ended November 30, 2000 and 1999, respectively. The decrease in net income to a net loss position is due primarily to the amortization of acquired intangibles that Great Plains recorded as a result of acquisitions that were completed during the latter half of fiscal 2000 and the Solomon acquisition completed in fiscal 2001 as well as the $4.6 million restructuring charge incurred in the first quarter of fiscal 2001. Great Plains anticipates that it will experience net losses for the foreseeable future as a result of the amortization expenses associated with these acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

    Great Plains has historically funded operations primarily through cash provided by operations and the sale of equity securities. Currently, Great Plains meets its working capital needs with cash provided by operations.

    Cash provided by operating activities for the six months ended November 30, 2000 was $18.8 million, compared with $10.4 million for the six months ended November 30, 1999. For the six months ended November 30, 2000, the $18.8 million of cash generated from operating activities was primarily the result of the net loss being adjusted for depreciation and amortization as well as decreases in our accounts receivable balance and other current assets. The depreciation and amortization adjustment was $35.8 million for the six months ended November 30, 2000 compared to $3.6 million for the six months ended November 30, 1999. The increase in the depreciation and amortization adjustment over the prior years amount is due to the amortization associated with the acquisitions that took place in the latter half of fiscal 2000 and the Solomon acquisition in 2001. For the six months ended November 30, 1999, the $10.4 million of cash generated from operating activities was primarily the result of the net income being adjusted upwards for the depreciation and amortization charge and increases in accrued expenses and deferred revenue. This amount was offset by an increase in our accounts receivable balance.

    The Company's investing activities used cash of $8.6 million for the six months ended November 30, 2000, compared with $22.3 million for the six months ended November 30, 1999. For the six months ended November 30, 2000, cash used for investing activities consisted primarily of $17.9 million for the purchase of businesses and $11.8 million for the purchase of property and equipment, including costs associated with the construction of a second building on Great Plains' Fargo, North Dakota campus. These cash outlays were offset, in part, by cash generated from the net sale of $21.3 million of investments. For the six months ended November 30, 1999, cash used for investing activities consisted of $15.5 million for the purchase of property and equipment and $10.1 million for the purchase of other assets. These cash outlays were offset, in part, by the net sale of $9.3 million of investments.

    The Company's financing activities provided cash of $3.6 million during the six months ended November 30, 2000, compared with cash provided of $2.6 million for the six months ended November 30, 1999. For the six months ended November 30, 2000, cash provided by financing activities was comprised of $4.9 million in proceeds from the exercise of stock options offset by $1.2 million payment for long-term debt and capital lease obligations. For the six months ended November 30, 1999, cash provided by financing activities was comprised of $2.6 million in proceeds from the exercise of stock options.

    The Company's sources of liquidity at November 30, 2000 consisted principally of cash, cash equivalents and investments totaling $64.1 million. Great Plains also has a $10.0 million revolving line of credit facility with a bank. The line of credit expires November 2001, and borrowings made thereunder are subject to certain covenants. No amounts were outstanding under the line of credit at November 30, 2000. Great Plains believes that our existing cash, cash equivalents and investments, cash generated from operations and the amounts available under the line of credit will be sufficient to fund its operations for the foreseeable future.

    In December 2000, Microsoft Corporation ("Microsoft") agreed to acquire Great Plains by exchanging 1.1 shares of Microsoft common stock for each share of Great Plains common stock. Based on the value of Microsoft common stock as of December 21, 2000, the value of this transaction would be approximately $1.1 billion. This transaction is subject to regulatory review.

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

    None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The 2000 Annual Meeting of Shareholders of Great Plains Software, Inc. (the "Company") was held on September 13, 2000 (the "Annual Meeting"). Holders of the Company's common stock of record on July 26, 2000 were entitled to one vote per share.

    At the Annual Meeting, J. A. Heidi Roizen and Joseph S. Tibbetts, Jr. were elected directors for a term of three years and James Leland Strange was elected to the Board for a one year term. The number of votes cast for the election of each director and the number of votes withheld were as follows:

	FOR	WITHHELD
J.A. Heidi Roizen	14,051,054	53,318
Joseph S. Tibbetts, Jr.	14,059,704	44,668
James Leland Strange	13,937,067	167,305

The other directors whose terms of office as directors continued after the Annual Meeting are Douglas J. Burgum, Bradley J. Burgum and Frederick W. Burgum.

    With respect to the proposal to approve the appointment of PricewaterhouseCoopers LLP as the Company's independent auditors for the fiscal year ending May 31, 2001, there were 14,085,477 votes cast for the proposal, 10,337 votes cast against the proposal and 8,558 abstentions. There were no broker nonvotes with respect to such matter.

    With respect to the proposal to increase the number of shares authorized under the Company's Employee Stock Purchase Plan by 875,000 shares, there were 13,747,963 votes cast for the proposal, 314,816 votes cast against the proposal and 41,593 abstentions. There were no broker nonvotes with respect to such matter.

ITEM 5.  OTHER INFORMATION

    None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

3.1	Amended and Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 filed March 5, 1997 (SEC File No. 333-22833))
3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q filed October 16, 2000)
99.1	Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995
  (b)
  Reports on Form 8-K

    None.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 12, 2001

GREAT PLAINS SOFTWARE, INC.
By	/s/ DOUGLAS J. BURGUM Douglas J. Burgum Chairman of the Board, President and Chief Executive Officer
By	/s/ TAMI L. RELLER Tami L. Reller Chief Financial Officer
By	/s/ DAVID K. EDSON David K. Edson Controller

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 filed March 5, 1997 (SEC File No. 333-22833))
3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q filed October 16, 2000)
99.1	Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

QuickLinks

PART I—FINANCIAL INFORMATION
GREAT PLAINS SOFTWARE, INC. Consolidated Condensed Balance Sheet (In thousands)
GREAT PLAINS SOFTWARE, INC. Consolidated Condensed Statement of Income (In thousands, except share and per share amounts)
GREAT PLAINS SOFTWARE, INC. Consolidated Condensed Statement of Cash Flows (In thousands)
GREAT PLAINS SOFTWARE, INC. Notes to Consolidated Condensed Financial Statements (Unaudited)
GREAT PLAINS SOFTWARE, INC.
PART II. OTHER INFORMATION
SIGNATURES
EXHIBIT INDEX